Form 10-Q
period 1996-04-28
ST JOHN KNITS INC
filed 1996-06-06
CIK 896100

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ______________

                         Commission File Number 1-11752


                              ST. JOHN KNITS, INC.
             (Exact Name of Registrant as Specified in its Charter)

          CALIFORNIA                                      95-2245070
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification Number)

17422 DERIAN AVENUE, IRVINE, CALIFORNIA                          92714
(Address of Principal Executive Offices)                       (Zip Code)


     Registrant's Telephone Number, Including Area Code:  (714) 863-1171


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X     No
                                   ----      ----

     The number of outstanding shares of registrant's Common Stock, no par value, was 16,480,998 shares as of June 4, 1996.

                         PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                              ST. JOHN KNITS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                             APRIL 28,     OCTOBER 29,
                                                                                1996          1995
                                                                            ------------   -----------
                                                                            (unaudited)
      ASSETS
      ------
Current assets:
 Cash and cash equivalents...............................................   $11,811,937    $ 8,711,613
 Investments.............................................................     6,502,184      6,399,692
 Accounts receivable, net................................................    21,135,668     21,124,306
 Inventories.............................................................    16,047,156     14,909,042
 Deferred income tax benefit.............................................     3,454,291      3,454,291
 Other...................................................................       444,626        247,236
                                                                            -----------    -----------
     Total current assets................................................    59,395,862     54,846,180
                                                                            -----------    -----------
Property and equipment:
   Machinery and equipment...............................................    28,081,487     23,614,437
   Leasehold improvements................................................    21,174,745     19,132,496
   Furniture and fixtures................................................     4,020,475      3,756,202
   Construction in progress..............................................     2,793,729        350,950
                                                                            -----------    -----------
                                                                             56,070,436     46,854,085
   Less--Accumulated depreciation and amortization.......................    20,208,704     17,245,028
                                                                            -----------    -----------
                                                                             35,861,732     29,609,057
                                                                            -----------    -----------
Other assets.............................................................     2,381,896      1,517,483
                                                                            -----------    -----------
                                                                            $97,639,490    $85,972,720
                                                                            ===========    ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
   Accounts payable......................................................   $ 3,860,756    $ 4,480,794
   Accrued expenses......................................................    10,586,719      9,162,096
   Income taxes payable..................................................     2,081,221      3,073,125
                                                                            -----------    -----------
     Total current liabilities...........................................    16,528,696     16,716,015
                                                                            -----------    -----------
   Deferred income tax liability.........................................        29,465         29,465
                                                                            -----------    -----------
Shareholders' equity:
   Preferred Stock, no par value: Authorized--2,000,000 shares, issued
    and outstanding--none................................................            --             --
   Common Stock, no par value: Authorized--40,000,000 shares, issued
    and outstanding--16,480,998 and 16,468,734 shares, respectively......       502,799        502,799
   Additional paid-in capital............................................    15,894,778     15,687,393
   Retained earnings.....................................................    64,683,752     53,037,048
                                                                            -----------    -----------
                                                                             81,081,329     69,227,240
                                                                            -----------    -----------
                                                                            $97,639,490    $85,972,720
                                                                            ===========    ===========




                            See accompanying notes.

                              ST. JOHN KNITS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                               ------------------------------        -----------------------------
                                                   April 28,     April 30,               April 28,       April 30,
                                                     1996          1995                    1996            1995
                                               --------------  ---------------       -------------    -------------
                                                         (unaudited)                             (unaudited)

Net sales......................................   $50,028,466   $40,620,455            $95,287,195        $76,923,490
Cost of sales..................................    22,388,015    18,800,007             43,069,603         35,884,966
                                                 ------------   -----------            -----------       ------------
Gross profit...................................    27,640,451    21,820,448             52,217,592         41,038,524
Selling, general and administrative expenses...    16,150,521    13,103,856             31,508,618         25,637,248
                                                 ------------   -----------            -----------       ------------
Operating income...............................    11,489,930     8,716,592             20,708,974         15,401,276
Other income...................................       235,616       103,783                845,320            289,594
                                                 ------------   -----------            -----------       ------------
Income before income taxes.....................    11,725,546     8,820,375             21,554,294         15,690,870
Income taxes...................................     4,941,554     3,717,215              9,083,731          6,612,682
                                                 ------------   -----------            -----------       ------------
Net income.....................................   $ 6,783,992   $ 5,103,160            $12,470,563        $ 9,078,188
                                                 ============   ===========            ===========       ============
Net income per share...........................   $      0.40   $      0.31            $      0.73        $      0.55
                                                 ============   ===========            ===========       ============
Dividends per share............................   $     0.025   $     0.025            $      0.05        $      0.05
                                                 ============   ===========            ===========       ============
Weighted average shares outstanding............    17,052,284    16,414,876             17,050,624         16,414,438
                                                 ============   ===========            ===========       ============




                            See accompanying notes.

                              ST. JOHN KNITS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Twenty-Six Weeks Ended
                                                                  -----------------------------------
                                                                     April 28, 1996    April 30, 1995
                                                                  -----------------   ---------------
                                                                               (unaudited)
Cash flows from operating activities:
 Net income.......................................................     $ 12,470,563       $ 9,078,188
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...................................        3,274,492         2,512,613
  Deferred income tax benefit.....................................               --          (400,000)
  Loss on sale of property and equipment..........................           17,820            44,047
  Partnership losses..............................................           54,897            73,796
  (Increase) decrease in accounts receivable......................          (11,362)          110,633
  Increase in inventories.........................................       (1,138,114)       (1,693,141)
  Increase in other current assets................................         (197,390)         (585,218)
  Increase in other assets........................................         (233,048)          (16,080)
  Decrease in accounts payable....................................         (620,038)       (1,728,301)
  Increase in accrued expenses....................................        1,424,316         1,037,462
  Increase (decrease) in income taxes payable.....................         (991,904)          231,003
                                                                      -------------       -----------
     Net cash provided by operating activities....................       14,050,232         8,665,002
                                                                      -------------       -----------
Cash flows from investing activities:
  Proceeds from sale of property and equipment....................               --            32,618
  Purchase of property and equipment..............................       (9,544,987)       (6,758,585)
  Net purchase of short term investments..........................         (102,492)          (98,133)
  Net capital (contributions to) distributions from partnership...         (686,261)           21,500
                                                                      -------------       -----------
     Net cash used in investing activities........................      (10,333,740)       (6,802,600)
                                                                      -------------       -----------
Cash flows from financing activities:
  Dividends paid..................................................         (823,553)         (410,357)
  Issuance of common stock........................................          207,385            78,748
                                                                      -------------       -----------
     Net cash used in financing activities........................         (616,168)         (331,609)
                                                                      -------------       -----------
Net increase in cash and cash equivalents.........................        3,100,324         1,530,793
Beginning balance, cash and cash equivalents......................        8,711,613         8,855,445
                                                                      -------------       -----------
Ending balance, cash and cash equivalents.........................     $ 11,811,937       $10,386,238
                                                                      =============       ===========

Supplemental disclosures of cash flow information:
  Cash received during the twenty-six weeks for -
    Interest income...............................................     $    406,555       $   245,231
                                                                      =============       ===========
  Cash paid during the twenty-six weeks for -
    Interest expense..............................................               --       $       242
                                                                      =============       ===========
  Income taxes....................................................     $  9,983,750       $ 6,807,599
                                                                      =============       ===========


                            See accompanying notes.

                             ST.  JOHN KNITS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     1.  BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements of St. John Knits, Inc. and its subsidiaries (collectively referred to herein as "the Company") reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. It is suggested that the accompanying unaudited consolidated financial statements and footnotes thereto be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 29, 1995 as filed with the Securities and Exchange Commission on January 26, 1996.

       The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the year ending November 3, 1996.

     2.  SUMMARY OF ACCOUNTING POLICIES

     a.  COMPANY OPERATIONS

       The Company is a leading designer, manufacturer and marketer of women's clothing and accessories. The Company's products are distributed primarily through specialty retailers and the Company owned retail boutiques. All intercompany and interdivisional transactions and accounts have been eliminated.

     b.  DEFINITION OF FISCAL YEAR

       The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were April 28, 1996 and April 30, 1995.

     3.  DIVIDENDS

       The Company declared a quarterly dividend of $0.025 per share (as adjusted for the stock split discussed below) on March 5, 1996 for all shareholders of record on April 4, 1996. The dividend was paid on May 3, 1996. On May 31, 1996, the Company declared another quarterly cash dividend of $0.025 per share to be paid on August 2, 1996 to shareholders of record on July 3, 1996.

     4.  STOCK SPLIT

       On March 12, 1996, the Company declared a 2-for-1 stock split for all shareholders of record on April 8, 1996. Certificates evidencing the additional shares were issued on May 6, 1996. All share and per share data have been adjusted to reflect the stock split.

     5.  EARNINGS PER SHARE

       Beginning in the second quarter of fiscal year 1996, the weighted average shares have been increased to reflect stock options that are issued and outstanding.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

          The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                   Percent of Net Sales                   Percent of Net Sales
                                                   Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                                    ("Second Quarter")                       ("Six Months")
                                               ----------------------------         -----------------------------
                                                  April 28,    April 30,             April 28,         April 30,
                                                     1996         1995                 1996              1995
                                               -----------    -----------           -----------     -------------
Net sales......................................       100.0%       100.0%                100.0%           100.0%
Cost of sales..................................        44.8         46.3                  45.2             46.7
                                                    -------      -------               -------           ------
Gross profit...................................        55.2         53.7                  54.8             53.3
Selling, general and administrative expenses...        32.3         32.3                  33.1             33.3
                                                    -------      -------               -------           ------
Operating income...............................        22.9         21.4                  21.7             20.0
Other income...................................         0.5          0.3                   0.9              0.4
                                                    -------      -------               -------           ------
Income before income taxes.....................        23.4         21.7                  22.6             20.4
Income taxes...................................         9.8          9.2                   9.5              8.6
                                                    -------      -------               -------           ------
Net income.....................................        13.6%        12.5%                 13.1%            11.8%
                                                    =======      =======               =======           ======

     SECOND QUARTER FISCAL 1996 COMPARED TO SECOND QUARTER FISCAL 1995

       Net sales for the second quarter of fiscal 1996 increased by $9,408,000, or 23.2% over the second quarter of fiscal 1995. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $5,928,000, (ii) an increase in sales by Company owned retail stores of approximately $2,426,000, due in part to the addition of three retail boutiques and two retail outlet stores since the beginning of the second quarter of fiscal 1995 and (iii) an increase in sales to international retail customers of $1,054,000. Net sales increased primarily as a result of increased unit sales of various products lines.

       Gross profit for the second quarter of fiscal 1996 increased by $5,820,000, or 26.7% as compared with the second quarter of fiscal 1995, and increased as a percentage of net sales to 55.2% from 53.7%. This increase in the gross profit margin was due to an increase in the number of garments being produced and sold without a corresponding increase in the production costs, due in part to the fixed nature of some costs.

       Selling, general and administrative expenses for the second quarter of fiscal 1996 increased by $3,047,000, or 23.3% over the second quarter of fiscal 1995, and remained constant as a percentage of net sales at 32.3%. Although the percentage remained constant, an increase in the selling, general and administrative expenses as a percentage of net sales for the Retail Division was offset by a reduction in the costs incurred in connection with the promotion and distribution of the fragrance line as compared with the same period last year, and costs incurred during the second quarter of fiscal 1995 related to the completion of the new manufacturing facility.

       Operating income for the second quarter of fiscal 1996 increased by $2,773,000, or 31.8% over the second quarter of fiscal 1995. Operating income as percentage of net sales increased to 23.0% from 21.5% during the same period. This increase in the operating income as a percentage of net sales was due to the increase in the gross profit margin.


     FIRST SIX MONTHS FISCAL 1996 COMPARED TO FIRST SIX MONTHS FISCAL 1995

       Net sales for the first six months of fiscal 1996 increased by $18,364,000, or 23.9% over the first six months of fiscal 1995. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $9,546,000, (ii) an increase in sales by Company owned retail stores of approximately $6,334,000, due in part to the addition of three retail boutiques and two retail outlet stores since the beginning of fiscal 1995 and (iii) an increase in sales to international retail customers of $2,484,000. Net sales increased primarily as a result of increased unit sales of various products lines.

       Gross profit for the first six months of fiscal 1996 increased by $11,179,000, or 27.2% as compared with the first six months of fiscal 1995, and increased as a percentage of net sales to 54.8% from 53.3%. This increase in the gross profit margin was due to an increase in the number of garments being produced and sold without a corresponding increase in the production costs, due in part to the fixed nature of some costs.

       Selling, general and administrative expenses for the first six months of fiscal 1996 increased by $5,871,000, or 22.9% over the first six months of fiscal 1995, and decreased as a percentage of net sales to 33.1% from 33.3%. This decrease was primarily attributable to a reduction in the costs incurred in connection with the promotion and distribution of the fragrance line as compared with the same period last year.

       Operating income for the first six months of fiscal 1996 increased by $5,308,000, or 34.5% over the first six months of fiscal 1995. Operating income as percentage of net sales increased to 21.7% from 20.0% during the same period. This increase in the operating income as a percentage of net sales was due to the increase in the gross profit margin and the decrease in selling, general and administrative expenses as a percentage of net sales.

       Other income for the first six months of fiscal 1996 increased by $556,000 as compared with the first six months of fiscal 1995, and increased as a percentage of net sales to 0.9% from 0.4%. This increase was primarily due to the receipt of a workers' compensation insurance dividend of $316,000 which related to the policy period ended December 31, 1994. In addition, the Company reported higher interest income due to the increase in its invested cash balances.


     LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first six months of fiscal 1996, cash provided by operating activities was $14,050,000. Cash provided by operating activities was primarily generated by net income, depreciation and amortization, and an increase in accrued expenses, while cash used in operating activities was primarily used to fund the increase in inventories and the decrease in taxes payable. Cash used in investing activities was $10,334,000 during the first six months of fiscal 1996. The principal use of cash in investing activities was for the purchase of 28 computerized knitting machines, the purchase of 3.8 acres of land which included a 35,000 sq. ft. building to be used for production and storage and the construction of leasehold improvements for a new retail boutique. Subsequent to the end of the second quarter, the Company purchased a 37,000 sq. ft. building situated on 1.8 acres, to be used for design and manufacturing, for a total cost of $1,500,000.

       The Company anticipates purchasing property and equipment of approximately $9,500,000 during the remainder of fiscal 1996. The estimated $9,500,000 will be used principally for the construction of a new design center on the recently purchased 1.8 acres; the expansion of an existing retail boutique located in New York City; the purchase of land and construction of a building to replace a manufacturing facility currently being leased in San Fernando, California; the purchase of computerized knitting machines; and the construction of a 20,000 sq. ft. manufacturing facility on the recently purchased 3.8 acres.

       As of April 28, 1996, the Company had approximately $42,867,000 in working capital and $18,314,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $15,000,000 bank line of credit ("Line of Credit") which expires on March 1, 1998. The Line of Credit is unsecured and borrowings thereunder bear interest at the Company's choice of the bank's reference rate or an offshore rate plus 1.5%. As of April 28, 1996, no amounts were outstanding under the Line of Credit. The Company invests its excess funds primarily in a money market fund, investment grade commercial paper, adjustable rate tax deferred municipal obligations collateralized by letters of credit issued by financial institutions and tax exempt municipal bonds.

       The Company believes it will be able to finance its working capital and capital expenditure requirements on both a short-term and long-term basis with internally generated funds. However, the Company has entered into an agreement with its principal lender dated as of April 26, 1996 to finance up to $8 million related to the acquisition of certain property and the construction of improvements thereon. The agreement provides for borrowing of up to $8 million on a revolving basis through September 1, 1997. At that time, any unpaid balance will be converted to a 10 year fully amortized term loan expiring on September 1, 2007. The Loan is unsecured and borrowings thereunder bear interest at the Company's choice of the bank's reference rate or an offshore rate plus 1.5% during the revolving period and at the bank's reference rate plus 0.25% or an offshore rate plus 1.625% during the term loan.

       The Company declared a quarterly cash dividend of $0.025 per share (as adjusted to reflect the stock split) on March 5, 1996 which was paid on May 3, 1996 to shareholders of record on April 4, 1996. On May 31, 1996, the Company declared another quarterly cash dividend of $0.025 per outstanding share to be paid on August 2, 1996 to shareholders of record on July 3, 1996. Future dividends by the Company remain subject to limitations under applicable law and other factors the Board of Directors deems relevant, including results of operations, financial condition and capital requirements.


                           PART II. OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          (a)  On March 14, 1996, an annual meeting of shareholders was held.

          (b) The shareholders approved the election of all of the nominees for the Board of Directors. The nominees elected were Robert E. Gray, Marie St. John Gray, Robert C. Davis, Kelly A. Gray, Roger
               G. Ruppert, Richard A. Gadbois, III and David A. Krinsky.

          (c) The only matter voted upon at the annual meeting was the election of directors. Robert E. Gray, Marie St. John Gray, Robert C. Davis, Kelly A. Gray and Roger G. Ruppert each received 7,492,078 votes with 73,840 votes withheld for each. Richard A. Gadbois, III received 7,491,978 votes with 73,940 votes withheld. David
               A. Krinsky received 7,491,878 votes with 74,040 votes withheld.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits required by Item 601 of Regulation S-K.

               See "Exhibit Index."

          (b)  Reports on Form 8-K.

               On April 25, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that, on April 22, 1996, Kelly Gray was named President of the Company; she replaced Robert C. Davis who resigned as President and Chief Operating Officer and director effective April 19, 1996.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     June 4, 1996                     ST. JOHN KNITS, INC.


                                              /s/ Robert E. Gray
                                              ---------------------------------
                                              Robert E. Gray, Chairman of the
                                              Board and Chief Executive Officer



                                              /s/ Roger G. Ruppert
                                              ---------------------------------
                                              Roger G. Ruppert, Senior Vice
                                              President - Finance, Chief
                                              Financial Officer (Principal
                                              Financial Officer)

                                 EXHIBIT INDEX

 EXHIBIT                                                                      SEQUENTIALLY
 NUMBER                         DESCRIPTION OF EXHIBIT                        NUMBERED PAGE
 ------                         ----------------------                        -------------
10.1         Aircraft Lease dated March 7, 1996 by and between the
             Company and Ocean Air Charters, Inc. as Trustee of the SJA
             1&2, Ltd. Trust (Lease for Company airplane)
10.2         Agreement for Purchase and Sale of Real Property and Joint
             Escrow Instruction dated as of March 12, 1996 by and between the Company and Baxter Healthcare Corporation
             (Design/Manufacturing)
10.3         Amendment No. 1 to Business Loan Agreement dated as of
             April 26, 1996 by and between the Company and Bank of
             America National Trust and Savings Association

