Form 10-Q/A
period 1996-04-28
ST JOHN KNITS INC
filed 1996-07-29
CIK 896100

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           FORM 10-Q/A AMENDMENT #1

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

     The Company's Form 10-Q for the quarterly period ended April 28, 1996 is hereby amended by adding Exhibit 27 which was omitted in such Form 10-Q.

     ITEM 6.  EXHIBITS

          (a) Exhibit 27. This was filed to Incorporate the Financial Data Schedule.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     July 24, 1996                    ST. JOHN KNITS, INC.


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