Form 10-Q
period 1996-07-28
ST JOHN KNITS INC
filed 1996-09-04
CIK 896100

                                 CONFORMED COPY

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 1996

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

                         Commission File Number 1-11752


                              ST. JOHN KNITS, INC.
             (Exact Name of Registrant as Specified in its Charter)

               CALIFORNIA                                       95-2245070
    (State or Other Jurisdiction of                          I.R.S. Employer
     Incorporation or Organization)                       Identification Number)


17422 DERIAN AVENUE, IRVINE, CALIFORNIA                           92614
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:  (714) 863-1171


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   X   No _____
                                   -----

The number of outstanding shares of registrant's Common Stock, no par value, was 16,584,232 shares as of September 3, 1996.

================================================================================
                                                              No. of Pages:   __
                                                Exhibit Index located at page 11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              ST. JOHN KNITS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              JULY 28,     OCTOBER 29,
                                                                                1996          1995
                                                                            -------------  -----------
                                                                            (unaudited)
                               ASSETS
                               ------
Current assets:
  Cash and cash equivalents..............................................    $ 10,504,499   $ 8,711,613
  Investments............................................................       6,690,328     6,399,692
  Accounts receivable, net...............................................      19,263,480    21,124,306
  Inventories............................................................      21,716,042    14,909,042
  Deferred income tax benefit............................................       3,774,291     3,454,291
  Other..................................................................         717,029       247,236
                                                                             ------------   -----------
     Total current assets................................................      62,665,669    54,846,180
                                                                             ------------   -----------
Property and equipment:
  Machinery and equipment................................................      29,015,923    23,614,437
  Leasehold improvements.................................................      21,246,838    19,132,496
  Furniture and fixtures.................................................       4,046,930     3,756,202
  Construction in progress...............................................       6,263,518       350,950
                                                                             ------------   -----------
                                                                               60,573,209    46,854,085
  Less--Accumulated depreciation and amortization........................      21,946,765    17,245,028
                                                                             ------------   -----------
                                                                               38,626,444    29,609,057
                                                                             ------------   -----------
Other assets............................................................        2,239,694     1,517,483
                                                                             ------------   -----------
                                                                             $103,531,807   $85,972,720
                                                                             ============   ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
  Accounts payable......................................................     $  4,281,349   $ 4,480,794
  Accrued expenses......................................................        9,803,637     9,162,096
  Income taxes payable..................................................          982,270     3,073,125
                                                                             ------------   -----------
     Total current liabilities..........................................       15,067,256    16,716,015
                                                                             ------------   -----------
  Deferred income tax liability.........................................           29,465        29,465
                                                                             ------------   -----------
Shareholders' equity:
  Preferred Stock, no par value: Authorized--2,000,000 shares, issued
    and outstanding--none.................................................             --            --
  Common Stock, no par value: Authorized--40,000,000 shares, issued
    and outstanding--16,580,498 and 16,468,734 shares, respectively.......        502,799       502,799
  Additional paid-in capital..............................................     17,648,397    15,687,393
  Retained earnings.......................................................     70,283,890    53,037,048
                                                                             ------------   -----------
                                                                               88,435,086    69,227,240
                                                                             ------------   -----------
                                                                             $103,531,807   $85,972,720
                                                                             ============   ===========




                            See accompanying notes.

                              ST. JOHN KNITS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                  Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                -------------------------   ---------------------------
                                                 July 28,      July 30,       July 28,       July 30,
                                                   1996          1995           1996           1995
                                                -----------   -----------   ------------   ------------
                                                       (unaudited)                  (unaudited)
Net sales.....................................  $46,524,557   $36,953,075   $141,811,752   $113,876,565
Cost of sales.................................   20,039,702    17,156,848     63,109,305     53,041,814
                                                -----------   -----------   ------------   ------------
Gross profit..................................   26,484,855    19,796,227     78,702,447     60,834,751
Selling, general and administrative expenses..   16,344,693    12,632,312     47,853,311     38,269,560
                                                -----------   -----------   ------------   ------------
Operating income..............................   10,140,162     7,163,915     30,849,136     22,565,191
Other income..................................      255,651       269,644      1,100,971        559,238
                                                -----------   -----------   ------------   ------------
Income before income taxes....................   10,395,813     7,433,559     31,950,107     23,124,429
Income taxes..................................    4,381,162     3,132,762     13,464,893      9,745,444
                                                -----------   -----------   ------------   ------------
Net income....................................  $ 6,014,651   $ 4,300,797   $ 18,485,214   $ 13,378,985
                                                ===========   ===========   ============   ============
Net income per share..........................  $      0.35   $      0.26   $       1.08   $       0.81
                                                ===========   ===========   ============   ============
Dividends per share...........................  $     0.025   $     0.025   $      0.075   $      0.075
                                                ===========   ===========   ============   ============
Weighted average shares outstanding...........   17,061,690    16,424,342     16,983,950     16,423,168
                                                ===========   ===========   ============   ============



                            See accompanying notes.

                              ST. JOHN KNITS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Thirty-Nine Weeks Ended
                                                                           -----------------------------------
                                                                            JULY 28, 1996     JULY 30, 1995
                                                                           ----------------   ----------------
                                                                                     (unaudited)
Cash flows from operating activities:
  Net income.............................................................  $   18,485,214      $   13,378,985
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.......................................       5,107,923           3,858,799
     Deferred income tax benefit.........................................        (320,000)           (800,000)
     Loss on sale of property and equipment..............................          14,765             155,520
     Partnership losses..................................................          69,398             109,700
     Decrease in accounts receivable.....................................       1,860,826           3,091,560
     Increase in inventories.............................................      (6,807,000)         (5,377,050)
     Increase in other current assets....................................        (469,793)           (135,481)
     (Increase) decrease in other assets.................................        (176,761)             18,794
     Decrease in accounts payable........................................        (199,445)         (1,078,099)
     Increase in accrued expenses........................................         638,747           1,735,453
     Decrease in income taxes payable....................................      (2,090,855)           (312,565)
                                                                           ----------------     ---------------
         Net cash provided by operating activities.......................      16,113,019          14,645,616
                                                                           ----------------     ---------------
Cash flows from investing activities:
     Proceeds from sale of property and equipment........................          60,294              39,867
     Purchase of property and equipment..................................     (14,200,369)        (11,541,158)
     Net purchase of short-term investments..............................        (290,636)           (160,132)
     Net capital (contributions to) distributions from partnership.......        (614,848)             30,000
                                                                           ----------------     ---------------
         Net cash used in investing activities...........................     (15,045,559)        (11,631,423)
                                                                           ----------------     ---------------
Cash flows from financing activities:
    Issuance of common stock.............................................       1,961,004             571,448
    Dividends paid.......................................................      (1,235,578)           (820,743)
                                                                           ----------------     --------------
         Net cash provided by (used in) financing activities.............         725,426            (249,295)
                                                                           ----------------     --------------
Net increase in cash and cash equivalents................................       1,792,886           2,764,898
Beginning balance, cash and cash equivalents.............................       8,711,613           8,855,445
                                                                           ----------------    ---------------
Ending balance, cash and cash equivalents................................  $   10,504,499      $   11,620,343
                                                                           ================    ===============

Supplemental disclosures of cash flow information:
     Cash received during the thirty-nine weeks for interest income......  $      580,459     $      427,903
                                                                           ================   ================
     Cash paid during the thirty-nine weeks for:
         Interest expense................................................  $           --     $          273
                                                                           ================   ================
     Income taxes........................................................  $   14,875,994     $   10,713,657
                                                                           ================   ================

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

          B.   DEFINITION OF FISCAL YEAR

          The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were July 28, 1996 and July 30, 1995.

     3.   DIVIDENDS

          The Company declared a quarterly dividend of $0.025 per share (as adjusted for the stock split discussed below) on May 31, 1996 for all shareholders of record on July 3, 1996. The dividend was paid on August 2, 1996. On September 3, 1996, the Company declared another quarterly cash dividend of $0.025 per share to be paid on November 8, 1996 to shareholders of record on October 3, 1996.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

          The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                                  Percent of Net Sales
                                                                  --------------------
                                                 Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                                  ("Third Quarter")               ("Nine Months")
                                                 --------------------       --------------------------
                                                 July 28,   July 30,          July 28,   July 30,
                                                   1996       1995              1996       1995
                                                ----------- ----------      ------------  -------------
Net sales.....................................    100.0%      100.0%           100.0%        100.0%
Cost of sales.................................     43.1        46.4             44.5          46.6
                                                  -----       -----            -----         -----
Gross profit..................................     56.9        53.6             55.5          53.4
Selling, general and administrative expenses..     35.1        34.2             33.7          33.6
                                                  -----       -----            -----         -----
Operating income..............................     21.8        19.4             21.8          19.8
Other income..................................      0.5         0.7              0.8           0.5
                                                  -----       -----            -----         -----
Income before income taxes....................     22.3        20.1             22.6          20.3
Income taxes..................................      9.4         8.5              9.5           8.6
                                                  -----       -----            -----         -----
Net income....................................     12.9%       11.6%            13.1%         11.7%
                                                  =====       =====            =====          =====

THIRD QUARTER FISCAL 1996 COMPARED TO THIRD QUARTER FISCAL 1995

     Net sales for the third quarter of fiscal 1996 increased by $9,571,000, or 25.9% over the third quarter of fiscal 1995. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $5,815,000, (ii) an increase in sales by Company owned retail stores of approximately $2,891,000, mainly due to the addition of three retail boutiques and two retail outlet stores since the beginning of the third quarter of fiscal 1995 and (iii) an increase in sales to international retail customers of $865,000. Net sales increased primarily as a result of increased unit sales of various product lines.

     Gross profit for the third quarter of fiscal 1996 increased by $6,689,000, or 33.8% as compared with the third quarter of fiscal 1995, and increased as a percentage of net sales to 56.9% from 53.6%. This increase in the gross profit margin was due to (i) an increase in the number of garments being produced and sold without a corresponding increase in the production costs, due in part to the fixed nature of some costs, and (ii) an increase in the gross profit margin recorded for the Retail Division.

     Selling, general and administrative expenses for the third quarter of fiscal 1996 increased by $3,712,000, or 29.4% over the third quarter of fiscal 1995, and increased as a percentage of net sales to 35.1% from 34.2%. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to costs incurred in connection with the acquisition and construction of various new facilities.

     Operating income for the third quarter of fiscal 1996 increased by $2,976,000, or 41.5% over the third quarter of fiscal 1995. Operating income as a percentage of net sales increased to 21.8% from 19.4% during the same period. This increase in the operating income as a percentage of net sales was due to the increase in the gross profit margin which was partially offset by the increase in selling, general and administrative expenses as a percentage of net sales.

FIRST NINE MONTHS FISCAL 1996 COMPARED TO FIRST NINE MONTHS FISCAL 1995

     Net sales for the first nine months of fiscal 1996 increased by $27,935,000, or 24.5% over the first nine months of fiscal 1995. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $15,361,000, (ii) an increase in sales by Company owned retail stores of approximately $9,225,000, mainly due to the addition of three retail boutiques and two retail outlet stores since the beginning of fiscal 1995 and (iii) an increase in sales to international retail customers of $3,349,000. Net sales increased primarily as a result of increased unit sales of various product lines.

     Gross profit for the first nine months of fiscal 1996 increased by $17,868,000, or 29.4% as compared with the first nine months of fiscal 1995, and increased as a percentage of net sales to 55.5% from 53.4%. This increase in the gross profit margin was due to (i) an increase in the number of garments being produced and sold without a corresponding increase in the production costs, due in part to the fixed nature of some costs, and (ii) an increase in the gross profit margin recorded for the Retail Division.

     Selling, general and administrative expenses for the first nine months of fiscal 1996 increased by $9,584,000, or 25.0% over the first nine months of fiscal 1995, and increased as a percentage of net sales to 33.7% from 33.6%. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the higher selling, general and administrative expenses as a percentage of net sales reported by the Retail Division.

     Operating income for the first nine months of fiscal 1996 increased by $8,284,000, or 36.7% over the first nine months of fiscal 1995. Operating income as a percentage of net sales increased to 21.8% from 19.8% during the same period. This increase in the operating income as a percentage of net sales was due to an increase in the gross profit margin which was partially offset by the increase in selling, general and administrative expenses as a percentage of net sales.

     Other income for the first nine months of fiscal 1996 increased by $542,000 as compared with the first nine months of fiscal 1995, and increased as a percentage of net sales to 0.8% from 0.5%. This increase was primarily due to the receipt of a workers' compensation insurance dividend of $316,000 which related to the policy period ended December 31, 1994. In addition, the Company reported higher interest income due to the increase in its invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund its working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first nine months of fiscal 1996, cash provided by operating activities was $16,113,000. Cash provided by operating activities was primarily generated by net income, depreciation and amortization, a decrease in accounts receivable and an increase in accrued expenses, while cash used in operating activities was primarily used to fund the increase in inventories and the decrease in taxes payable. Cash used in investing activities was $15,046,000 during the first nine months of fiscal 1996. The principal use of cash in investing activities was for the purchase of 32 computerized knitting machines, the purchase of 3.8 acres of land which included a 35,000 sq. ft. building to be used for production and storage, the purchase of 1.8 acres of land which included a 37,000 sq. ft. building to be used for design and manufacturing, the construction of leasehold improvements to increase the size of the retail boutique located in New York City and the construction of leasehold improvements for the Beverly Hills boutique.

     The Company anticipates purchasing property and equipment of approximately $6,500,000 during the remainder of fiscal 1996. The estimated $6,500,000 will be used principally for the construction of a new design center on the recently purchased 1.8 acres, the purchase of land and a building to replace a current manufacturing facility in Los Angeles, the completion of the expansion of an existing retail boutique located in New York City and the construction of a 20,000 sq. ft. manufacturing facility on the recently purchased 3.8 acres.

     In addition, the Company has entered into an agreement to purchase certain assets and technologies from one of its suppliers. The assets and technologies are used in the design and production of certain types of trim currently used on garments produced by the Company. The purchase price is approximately $2,600,000, with $1,850,000 due at the closing and the remainder to be paid within 12 months after the closing. It is anticipated that this transaction will be closed during the fourth quarter of fiscal 1996.

     As of July 28, 1996, the Company had approximately $47,598,000 in working capital and $17,195,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $15,000,000 bank line of credit ("Line of Credit") which expires on March 1, 1998. The Line of Credit is unsecured and borrowings thereunder bear interest at the Company's choice of the bank's reference rate or an offshore rate plus 1.5%. As of July 28, 1996, no amounts were outstanding under the Line of Credit. The Company invests its excess funds primarily in a money market fund, investment grade commercial paper, adjustable rate tax deferred municipal obligations collateralized by letters of credit issued by financial institutions and tax exempt municipal bonds.

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

     The Company declared a quarterly cash dividend of $.025 per share (as adjusted to reflect the stock split) on May 31, 1996 which was paid on August 2, 1996 to shareholders of record on July 3, 1996. On September 3, 1996, the Company declared another quarterly cash dividend of $.025 per share to be paid on November 8, 1996 to shareholders of record on October 3, 1996. Future dividends by the Company remain subject to limitations under applicable law and other factors the Board of Directors deems relevant, including results of operations, financial condition and capital requirements.


                           PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits required by Item 601 of Regulation S-K.

             See "Exhibit Index."

       (b)   Reports on Form 8-K.

             None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 3, 1996                       ST. JOHN KNITS, INC.



                                        By:  /s/Robert E. Gray
                                             ---------------------------------
                                             Robert E. Gray, Chairman of the
                                             Board and Chief Executive Officer



                                         By:  /s/Roger G. Ruppert
                                              --------------------------------
                                              Roger G. Ruppert, Senior Vice
                                              President - Finance,
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

 EXHIBIT                                                                 SEQUENTIALLY
 NUMBER                      DESCRIPTION OF EXHIBIT                      NUMBERED PAGE
 ------                      ----------------------                      -------------
  10.1     Employment Agreement dated July 22, 1996 between the
           Company and David Frankel.

  10.2     Employment Agreement dated July 8, 1996 between the
           Company and Cindy Sumner.

  10.3     Consulting Agreement dated as of April 24, 1996 between the
           Company and Robert C. Davis.

  27.1     Financial Data Schedule.