Form 10-K
period 1996-11-03
ST JOHN KNITS INC
filed 1997-01-31
CIK 896100

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED NOVEMBER 3, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM       TO
                        COMMISSION FILE NUMBER 1-11752

                             ST. JOHN KNITS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             CALIFORNIA                                95-2245070
                                             (I.R.S. EMPLOYER IDENTIFICATION
   (STATE OR OTHER JURISDICTION OF                       NUMBER)
   INCORPORATION OR ORGANIZATION)

         17422 DERIAN AVENUE

         IRVINE, CALIFORNIA                               92614
                                                       (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 863-1171

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                ON WHICH REGISTERED
      -------------------                               ---------------------
      COMMON STOCK                                     NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of Registrant's Common Stock held by nonaffiliates as of January 28, 1997 was $699,458,039 based on 15,001,781 shares outstanding on such date and the closing sales price for the Common Stock on such date of $46.625 as reported on the New York Stock Exchange.

  As of January 28, 1997, the Registrant had 16,600,564 shares of Common Stock outstanding.

  PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days of November 3, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  St. John Knits, Inc. (the "Company") is a leading designer, manufacturer and marketer of women's clothing and accessories, principally under the St. John trade name. For over thirty years, the St. John name has been associated with high quality and a specific look in knitwear characterized by vibrant colors and classic, timeless styling. The St. John "look," combined with limited production runs and selective distribution, has created an exclusive image, engendering consumer loyalty. An expanding consumer base and repeat purchasers have resulted in the Company's knitwear production being oversold to its retail customers since 1986.

PRODUCTS

  The Company's products are organized primarily into six separate product lines: Knitwear, Accessories, Sport, Griffith & Gray, Fragrance and Coat Collection.

  KNITWEAR The Company organizes its St. John knitwear collection into four groups. The breadth of each group enables the Company to compete in most segments of women's designer clothing. The Company's knitwear products are sold as a collection of lifestyle clothing suitable for women's business, evening and casual needs. St. John knitwear is a year-round product, not confined to a single season or climate, due to its all-purpose weight. The Company designs knitwear collections to encourage consumers to coordinate outfits, resulting in multiple product purchases within a collection. Each group is sufficiently comprehensive to stand alone, which allows for flexibility in marketing and presentation.

    Collection:

    The Collection line consists of elegant ready-to-wear styles for which the Company is best known. This line of daytime knit fashions includes sophisticated dresses and suits that focus on a tailored look and are aimed at active women engaged in all kinds of lifestyles. Two-piece suit styles within this line have historically been sold as a single unit; however, the Company offers many of these items as separates.

    Sportswear:

    The Sportswear line is comprised of separates including jackets, pants, skirts, coats, novelty sweaters and jeans. This product line is more casual and modern, and represents a departure from the Company's emphasis on classic styles. It is designed for and marketed to the younger woman, but is not designed with "trendiness" as a goal.

    Dressy:

    The Dressy line consists of dresses, theater suits and dressy separates. The basic look of the Dressy line is one of understated elegance enhanced by innovative, often luxurious touches such as layers of transparent paillettes and sequins, embroidered sleeves or glittery collars and cuffs.

    Basics:

    The Basics line is comprised of the Company's seasonless products, such as classic jackets, skirts and pants that are an integral part of women's wardrobes, all in solid black, white or navy. The designs are so basic that they can be combined with any number of styles from any of the Company's product lines worn for daytime or dressed up for evening. Basics items are made available for sale by the Company throughout the year. Since Basics items are seasonless, they do not have fixed selling periods and retailers' inventories of Basics products tend to be maintained throughout the year and reordered as necessary.

  ACCESSORIES The Accessories line is comprised of fine fashion jewelry, silk scarves, suede belts, shoes and handbags. All accessories are color coordinated with the various fashion collections, yet are designed to work equally well on their own. Four collections of upscale jewelry are produced each year, from gold earrings and chunky chokers to bracelets, chain necklaces and chain belts.

  SPORT St. John Sport consists of a line of activewear which includes jackets, pants and tops. The line is primarily manufactured by outside contractors located in Europe using woven fabrics purchased in Italy.

  GRIFFITH & GRAY The Griffith & Gray line includes suits, coats, dresses, separates and eveningwear. These garments are made primarily of high quality European woven fabrics by outside contractors located in Italy.

  FRAGRANCE The Fragrance line includes perfume, eau de parfum, perfumed body mist, body cream, lotion, body powder and bath products. The signature fragrance is marketed as an accessory to the St. John apparel line through most of the Company's major customers and the Company's own retail stores.

  COAT COLLECTION The St. John Coat Collection consists primarily of faux fur coats in various styles and colors. St. John manufactures select styles in their factories, with the remainder being manufactured to the Company's specifications by outside contractors located in Europe.

  The following table details the approximate range of suggested retail prices by product line. The suggested retail prices are indicative of individual item prices.

                                                                                 RANGE OF SUGGESTED
      PRODUCT LINE                    SELECTED PRODUCTS                            RETAIL PRICES
      ---------------    ----------------------------------------------          ------------------
      Knitwear
        Collection       Dresses, 2-Piece Suits, 3-Piece Suits, Separates            $350-$1,300
        Sportswear       Jackets, Pants, Skirts, Coats, Sweaters, Jeans              $150-$  800
        Dressy           Dresses, Theater Suits, Dressy Separates                    $650-$2,000
        Basics           Skirts, Jackets, Pants                                      $160-$  690
      Accessories        Jewelry, Scarves, Belts, Shoes, Handbags                    $ 65-$  450
      Sport              Jackets, Pants, Tops                                        $ 70-$  450
      Griffith & Gray    Suits, Coats, Dresses, Separates, Eveningwear               $140-$  770
      Fragrance          Perfume, Bath Products                                      $ 25-$  250
      Coat Collection    Faux Fur Coats                                              $750-$1,250

SALES BY DIVISION

  The following is a comparison of the net sales by division for the past two fiscal years:

                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS)
     Knitwear............................................... $149,297  $124,722
     Company Owned Retail Stores............................   51,334    38,830
     Accessories............................................   10,105     9,262
     Sport..................................................    9,457       --
     Griffith & Gray........................................    3,585     6,066
     Fragrance..............................................    2,762     1,730
     Coat Collection........................................    1,982     1,095
     Interdivisional Sales Elimination......................  (25,571)  (19,910)
                                                             --------  --------
     Total Net Sales........................................ $202,951  $161,795
                                                             ========  ========

DESIGN

  Marie St. John Gray is the Company's Chief Designer and provides leadership and direction for all aspects of the design process. In 1991, Kelly Gray assumed the responsibilities of Creative Director, and she was appointed President of the Company in April 1996. She currently shares with Marie Gray the responsibility of providing leadership and direction for the design staff. They are assisted in overseeing the design process by Diane Griffiths, Senior Vice President-Design, who has been with the Company since 1972. Each product line of the Company has its own design team which reports to Marie Gray.

MARKETING

  The Company's products are distributed primarily through a selected group of specialty retailers and the Company's own retail boutiques. The Company distributes its products to approximately 490 locations in the United States and abroad. Three national specialty retailers, Saks Fifth Avenue, Neiman Marcus and Nordstrom, each accounted for more than 10.0% of the Company's net sales in fiscal 1996 (approximately 47.6% collectively), and have been customers of the Company for approximately 25, 20 and 15 years, respectively. These retailers generally purchase knitwear styles in each collection and carry a representative display of every product line. Since the mid 1980s, the Company has worked with these and certain other retailers to create in-store boutiques, which are designated areas devoted exclusively to the Company's products. Other significant customers of the Company include Jacobson's, Macy's West, Lord & Taylor, Marshall Field's and Dayton Hudson.

  During fiscal years 1996 and 1995, foreign sales accounted for approximately 6.6% and 5.4% of the Company's net sales, respectively. The Company distributes its products directly in Canada, Europe and parts of Asia. Independent sales representatives are used in certain countries. The Company continues to use a distributor for its sales in Japan.

  The Company believes that during the past several years retailers have consolidated their women's apparel buying among a narrowing group of established brand name vendors such as the Company. Further, the Company is viewed by most of its major accounts as a core resource. This means that the Company's collection is one of the top products in the store in terms of sales volume and is the focus of management's attention and an important component to their profit structure. A core resource is valued by its growth potential and ability to make money for the store. As a core resource, the Company also receives priority in display, advertising, promotion and high traffic locations for its products.

  The Company markets its Collection, Dressy and Sportswear lines twice a year, during the fall and cruise/spring seasons. The Sport and Griffith & Gray product lines are marketed three times a year, while the Coat Collection is marketed only once a year. The Company markets its Basics, Accessories and Fragrance lines throughout the year. The Company's product lines are sold in its Irvine, Dallas, New York and Dusseldorf showrooms. Major accounts make their purchases in the Irvine showroom so that members of the Company's senior management team can work closely with these retailers to achieve the appropriate mix of merchandise. Members of the senior management team are also present in Dallas, New York and Dusseldorf to oversee sales during peak sales periods. Showings for the Knitwear product line for the fall season generally occur in January with delivery between May and October, and showings for the cruise/spring season generally occur in August with delivery between November and April. Orders for each of these six-month delivery periods normally are received within five weeks of showings and the goods are then made to order, thereby minimizing inventory risk.

  Detailed marketing plans are prepared on a yearly basis and are coordinated with senior management of major retail customers. Plans are based on purchases, expected sales growth and profitability, and consist of a blend of advertising, promotion, in-store presentation and training of sales personnel. The strategy of the Company is to not only sell its products at wholesale, but to follow the sale through to the ultimate consumer. The Company believes that this approach ensures steady, consistent growth by building its consumer base. The retail account sales force consists of an outside sales team, showroom personnel and customer service representatives. The outside sales team is comprised of 31 field representatives employed by the Company who live and work in key retail cities. They are experienced individuals with strong retail or wholesale backgrounds and they are directly accountable for the performance of their assigned retail stores. The function of the outside sales team is to establish and maintain in-store boutique presentations, to develop close working relationships with store management, to develop key sales people into St. John specialists, and to be skilled and knowledgeable trainers in fashion, style and fit. The Company also has showroom personnel positioned at its showrooms in Irvine, Dallas and New York who present the collection to retail accounts. The Company's customer service representatives who are also located at the showrooms maintain computerized shipping and order records and keep daily or weekly information on each store's retail sales and styles sold.

  The Company also believes it is necessary to have top sales people employed by its retail customers' stores as designated St. John specialists. The Company has developed programs through which the stores and the Company sponsor the training of sales people at the Company's headquarters and establish incentive goals for each sales person. Information from the Company's sales force and communication with these specialists give the Company firsthand knowledge of consumer reaction to style, fit and fashion. The specialist programs vary and are tailored to the individual retail store. The Company is involved in the hiring and the supervision of the specialists. The St. John specialist position is viewed as highly desirable for its management attention and rewards.

  In keeping with its exclusive upscale image, the Company advertises in both national and international fashion magazines. Management believes that this advertising approach enhances the Company's image. For approximately fifteen years, the Company's advertising has featured Kelly Gray as its Signature Model. The Company designs and produces seasonal exclusive St. John catalogs, which are distributed at the discretion of individual specialty retailers. Distribution is usually limited to target repeat purchasers or those who meet the Company's consumer profile.

COMPANY OWNED STORES

  In order to diversify its product distribution and enhance name recognition, the Company began opening its own retail boutiques in 1989 and currently operates seventeen such boutiques; the most recent boutique opening was in Beverly Hills, California in March 1996. During fiscal 1996, the Company completed the construction work on the expansion of its retail boutique located in New York City. The additional space more than doubled the square footage of the boutique to 13,700. The Company held a grand opening of the newly remodeled boutique during November 1996. The Company also operates five outlet stores for off-price inventory, which includes unsold items from its boutiques, seconds and design samples. In fiscal years 1996 and 1995, Company owned retail boutiques and outlet stores represented 25.3% and 24.0% of net sales, respectively. The Company believes its retail boutiques have not adversely affected sales of its products by specialty retailers.

MANUFACTURING

  The Company has developed a vertically integrated manufacturing process which it believes is critical to its success. This process assures greater quality control, enhances manufacturing flexibility and reduces the lead time of the manufacturing cycle. The Company twists, dyes and knits its yarn, as well as constructs, presses and finishes its knit products, in its five facilities located in southern California. The Company manufactures its knitwear using the computer aided manufacturing capabilities of its electronic knitting machines and a skilled labor force. The Company also manufactures its own jewelry and hardware for its products. Since the Company manufactures products primarily based on orders received from retailers, the Company maintains limited inventories of finished goods. During fiscal 1996, approximately 91% of the Company's products were manufactured at the Company's own facilities, while the remaining 9% of the Company's products, consisting principally of the Griffith & Gray, St. John Sport and the Coat Collection product lines, as well as shoes, handbags, scarves, belts and fragrance, were manufactured by outside contractors primarily in Europe.

  The basic raw materials for the Company's knitted apparel products consist of wool originating from Australia and viscose rayon from Germany and Japan. The manufacturing process begins when the wool and rayon are twisted together on the Company's precision twisting machines. The twisted yarn is transferred to the Company's dye house for dyeing. Yarn is dyed, based on garment orders received. The dyed yarn is knitted to create apparel products on the Company's computerized electronic knitting machines. The knitted pieces, or blankets, are assembled and finished in the Company's linking, seaming and hand finishing facilities. The Company's jewelry and hardware manufacturing plant produces the buttons and buckles for garments, as well as bracelets, earrings, necklaces, chokers, pins and other accessories. Blouses, jeans, certain scarves and other woven products are also manufactured in the Company's factories.

  The Company's production staff coordinates all apparel manufacturing. The vertical integration and constant monitoring of the manufacturing process allows for timely reaction to styles or groups of styles that are in high demand. This response time would be more difficult if the Company had to rely on outside contractors.

  The Company's vertically integrated jewelry and hardware manufacturing facility was completed in December 1991. This facility allows for extensive product development by the Company's creative design team, quality control over all phases of jewelry manufacturing and quick response to production requirements.

QUALITY CONTROL

  The Company has achieved its quality reputation by vertically integrating manufacturing processes and maintaining strict control over its operations. The Company's expansion into dyeing, yarn twisting and jewelry and hardware manufacturing was due primarily to the inability of outside suppliers to provide products meeting the Company's standards on a consistent and timely basis. The Company's comprehensive quality control program is designed to ensure that all finished goods meet the Company's standards. During the manufacturing processes, every garment is individually inspected.

  As noted above, the Company does use outside contractors primarily for the manufacturing of its shoes, handbags and woven products. The Company has instituted procedures to maintain the quality of products manufactured by outside contractors.

SUPPLIERS

  In the production of its knitwear, the Company uses the highest quality wool, primarily from Australia. Generally, a wool commitment is taken with the Company's primary U.S. spinner for a set quantity of wool based on the Company's forecasted wool requirements for approximately one year. Other spinners are available, both domestically and internationally, with comparable pricing for spun Australian wool yarn. The Company also has yarn suppliers in Europe and Asia. The Company generally maintains an inventory of twisted yarn sufficient for approximately six weeks of production to protect it from potential interruptions in the flow of raw materials. Rayon is available in raw or dyed form from various U.S., European and Japanese suppliers. The Company purchases fabric from various suppliers and has little difficulty in satisfying its fabric requirements from Europe and Asia. A company located in Europe is the primary manufacturer of the faceted crystals which are used as trim on selected styles within the Dressy line. Worldwide demand can put great pressure on this manufacturer, and the Company could experience delays in receiving materials from time to time.

TRADEMARKS

  The Company owns and utilizes several trademarks, principal among which are St. John,(R) Marie St. John(R), SJ(R) and Griffith Gray(R). The Company owns federal registrations for its St. John(R) trademark and other important trademarks in the United States and in a number of major jurisdictions worldwide. The Company owns a number of pending applications for registration of its trademarks in various jurisdictions. The Company does not own the rights to sell its knitwear products under the St. John(R) trademark in Japan. Sales of the Company's knitwear products in Japan are made through Best International under the trademark Marie Gray for Best International(R) which is owned by Best International. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

REGULATION

  Federal, state and local regulations relating to the workplace and the discharge of materials into the environment are continually changing; therefore, it is difficult to gauge the total future impact of such regulations on the Company. However, the Company does not expect existing government regulations to have a material effect on the Company's competitive position, operating results or planned capital expenditures.

SUBSIDIARIES

 St. John Knits International, Inc.

  St. John Knits International, Inc. ("International") is a foreign sales corporation for the Company. International was incorporated in the U.S. Virgin Islands as a "small FSC" under Section 922 of the Internal Revenue Code of 1986, as amended. International participates in certain of the Company's foreign operations.

 St. John Trademarks, Inc.

  St. John Trademarks, Inc. is a wholly-owned subsidiary of the Company. St. John Trademarks, Inc. and the Company have entered into a partnership organized under the laws of Luxembourg to hold certain of the Company's proprietary rights.

 St. John--Varian Development Company

  Effective April 3, 1995, the Company formed a joint venture with an unrelated third party to acquire a 175,000 square foot building located in Irvine, California. The Company and the third party each hold a 50% interest in the partnership. The partnership leases the building to the Company under a lease agreement expiring in 2010.

 St. John--Italy, Inc.

  St. John--Italy, Inc., a California corporation, is a wholly-owned subsidiary of the Company. St. John--Italy, Inc. was incorporated during fiscal 1996 to operate as a branch in Italy. The Company has not yet begun the operations of the branch.

 St. John Knits AG

  St. John Knits AG is a wholly-owned subsidiary of the Company which was incorporated during fiscal 1996 under the laws of Switzerland. St. John Knits AG operates a research and development facility and buying office located in Switzerland.

COMPETITION

  The apparel industry is highly competitive. The Company's competitors include apparel manufacturers of all sizes, some of which have greater financial resources than the Company. The Company competes primarily on the basis of fashion, price and quality. The Company believes its competitive advantages include its reputation for producing high quality, fashionable products while maintaining a consistency of design and style. This high quality and consistent design has resulted in the St. John name becoming highly recognized and firmly established.

  The Company believes that its primary competition is not just other knitwear manufacturers, but successful design houses such as Armani, Anne Klein, Chanel, Donna Karan and Escada. The Company considers the risk of strong new competitors to be limited due to barriers to entry such as significant start-up costs and the long-term nature of supplier and customer relations. It has been the Company's experience that during the past few years major retailers have been increasingly unwilling to source products from suppliers who are not well-capitalized or do not have established reputations for delivering quality merchandise in a timely manner. However, there can be no assurances that significant new competitors will not emerge in the future.

EMPLOYEES

  At November 3, 1996, the Company had approximately 2,860 full-time employees, including 7 in executive positions, approximately 165 in design and sample production, 2,125 in production, 60 in quality control, 215 in retail stores, 70 in sales and advertising, and the balance in clerical and office positions. The Company is not party to any labor agreements, and none of its employees is represented by a union. The Company believes a significant number of its employees are highly skilled and that turnover among these employees has been minimal. The Company considers its relationship with its employees to be good and has not experienced any interruption of its operations due to labor disputes.

BACKLOG

  At November 3, 1996, the Company had unfilled customer orders for the cruise/spring season of approximately $79 million compared with approximately $75 million as of October 29, 1995. Orders for the cruise/spring season are generally shipped during November through April. The Company's experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

ITEM 2. PROPERTIES

  The principal executive offices of the Company are located at 17422 Derian Avenue, Irvine, California 92614.

COMPANY-OWNED PROPERTIES

  Prior to fiscal 1996, the Company leased all of its principal properties. During fiscal 1996, the Company completed the purchase of several properties located in Southern California. The following is a list of these properties, including their general location, use, approximate size and projected date for completion:

                                                               APPROXIMATE ESTIMATED
                                                                 AREA IN   COMPLETION
        LOCATION                          USE                  SQUARE FEET    DATE
------------------------  ------------------------------------ ----------- ----------
Irvine, California......  Design Facility, Administrative        110,500       1/97
                          Offices, Showroom, Sewing,
                          Warehousing, Shipping
Van Nuys, California....  Assembling, Sewing                      27,900       1/97
San Ysidro, California..  Assembling                              27,300       5/97
Irvine, California......  Knitting                                20,500     In use

LEASED PROPERTIES

  The general location, use, approximate size, and lease expiration date of the Company's leased properties are set forth below:

                                                              APPROXIMATE   LEASE
                                                                AREA IN   EXPIRATION
        LOCATION                         USE                  SQUARE FEET    DATE
------------------------ ------------------------------------ ----------- ----------
Irvine,                  Knitting, Assembling, Sewing,          175,000      7/10
 California(/1/)........ Finishing, Shipping, Administrative
                         Offices
Irvine, California...... Corporate Headquarters, Showroom,       71,100      5/01
                         Twisting, Dyeing, Warehousing
Alhambra, California.... Assembling, Sewing                      41,000      8/01
Irvine,
 California(/2/)........ Administrative Offices, Design          36,600      1/97
Santa Ana, California... Jewelry and Hardware Manufacturing      23,000      5/99
San Fernando,
 California(/2/)........ Assembling, Sewing                      17,000      1/97
New York, New York...... Showroom                                12,300     11/04
San Ysidro,
 California(/2/)........ Assembling                              11,500      9/97
New York, New
 York(/3/).............. Retail Boutique                          7,500      6/11
Beverly Hills,
 California............. Retail Boutique                          7,000      3/06
New York, New
 York(/3/).............. Retail Boutique                          6,200      6/01
Chicago, Illinois....... Retail Boutique                          6,000      9/04
Munich, Germany......... Retail Boutique                          4,400      4/02

--------
  (1) The Company leases this property from a general partnership in which the Company holds a 50% interest.
  (2) These properties will be replaced by the recently purchased Company-owned properties at the expiration date of their leases.
  (3) The square footage of the retail boutique located on 5th Avenue in New York City is covered by these two leases.

  The Company believes that there are facilities available for lease in the event that either the productive capacities of the Company's manufacturing facilities need to be expanded or a current lease of a manufacturing facility expires. The Company also leases space for thirteen additional retail boutiques, two additional showrooms, five outlet stores and a storage facility (aggregating approximately 50,500 square feet).

  The Company leases certain of its facilities from affiliates of the Company. See "Certain Relationships and Related Transactions." The Company believes that its existing facilities are well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any litigation which is individually or in the aggregate material to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
      MATTERS

  The Company's Common Stock is traded on the New York Stock Exchange under the symbol "SJK." The high and low trading prices of the Company's Common Stock during each quarter of fiscal years 1996 and 1995, and the dividends paid per share were as follows:

                                        FISCAL 1996            FISCAL 1995
                                   ---------------------- ----------------------
QUARTER                             HIGH   LOW   DIVIDEND  HIGH   LOW   DIVIDEND
-------                            ------ ------ -------- ------ ------ --------
Fourth............................ $51.75 $39.38  $0.025  $24.38 $21.69  $0.025
Third............................. $48.50 $29.50  $0.025  $25.00 $16.50  $0.025
Second............................ $34.38 $22.88  $0.025  $18.63 $15.75  $0.025
First............................. $27.13 $23.19  $0.025  $16.13 $14.25  $0.025

  All amounts have been adjusted for the 2-for-1 stock split which occurred during the third quarter of fiscal 1996.

  As of January 28, 1997, the closing sales price for the Company's Common Stock, as reported on the New York Stock Exchange, was $46.625.

  During fiscal years 1996 and 1995, the Company paid in the aggregate $.10 per share in cash dividends to its shareholders. In addition, the Company declared another quarterly dividend of $.025 per share on December 18, 1996 to be paid in cash on February 14, 1997 to the shareholders of record on January 14, 1997. The Company's ability to pay other dividends will depend upon limitations under applicable law and other factors the Board of Directors deems relevant, including results of operations, financial condition and capital and surplus requirements.

  As of January 28, 1997, the number of holders of record of the Company's Common Stock was approximately 335, and there were approximately 16,000 beneficial owners of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data has been derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. This information should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                               FISCAL YEAR ENDED
                          NOVEMBER 3, OCTOBER 29, OCTOBER 30, OCTOBER 31, NOVEMBER 1,
                             1996        1995        1994        1993        1992
                          ----------- ----------- ----------- ----------- -----------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales...............   $202,951    $161,795    $127,953    $100,328     $80,161
Cost of sales...........     88,871      74,252      59,179      48,590      40,510
                           --------    --------    --------    --------     -------
Gross profit............    114,080      87,543      68,774      51,738      39,651
Selling, general and
 administrative
 expenses...............     68,385      54,550      43,288      32,959      26,059
                           --------    --------    --------    --------     -------
Operating income........     45,695      32,993      25,486      18,779      13,592
Other income............      1,355         803         340         272         337
                           --------    --------    --------    --------     -------
Income before income
 taxes..................     47,050      33,796      25,826      19,051      13,929
Income taxes............     19,929      14,243      10,880       7,992       5,591
                           --------    --------    --------    --------     -------
Net income..............   $ 27,121    $ 19,553    $ 14,946    $ 11,059     $ 8,338
                           ========    ========    ========    ========     =======
Net income per share....   $   1.59    $   1.19    $   0.91    $   0.67     $  0.51
                           ========    ========    ========    ========     =======
Dividends per share(1)..   $   0.10    $   0.10    $  0.075         --          --
                           ========    ========    ========    ========     =======
Weighted average shares
 outstanding............     17,016      16,433      16,396      16,392      16,392
                           ========    ========    ========    ========     =======

                         NOVEMBER 3, OCTOBER 29, OCTOBER 30, OCTOBER 31, NOVEMBER 1,
                            1996        1995        1994        1993        1992
                         ----------- ----------- ----------- ----------- -----------
                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.........  $ 49,628     $38,130     $31,442     $22,280     $19,400
Total assets............   116,494      85,973      62,634      46,262      38,241
Total debt..............       --          --          --          --          --
Shareholders' equity....    97,093      69,227      50,530      36,580      30,522

--------
(1) During fiscal 1993, the Company paid a special cash dividend of $5,000,000 to all shareholders of record on February 8, 1993 (i.e., the shareholders of the Company prior to its initial public offering). Due to the one-time nature of this special cash dividend, it is not reflected as dividends per share in this table.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes related thereto.

RESULTS OF OPERATIONS

  The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                 PERCENTAGE OF NET SALES
                                                    FISCAL YEAR ENDED
                                           -----------------------------------
                                           NOVEMBER 3, OCTOBER 29, OCTOBER 30,
                                              1996        1995        1994
                                           ----------- ----------- -----------
Net sales.................................    100.0%      100.0%      100.0%
Cost of sales.............................     43.8        45.9        46.3
                                              -----       -----       -----
Gross profit..............................     56.2        54.1        53.7
Selling, general and administrative
 expenses.................................     33.7        33.7        33.8
                                              -----       -----       -----
Operating income..........................     22.5        20.4        19.9
Other income..............................      0.7         0.5         0.3
                                              -----       -----       -----
Income before income taxes................     23.2        20.9        20.2
Income taxes..............................      9.8         8.8         8.5
                                              -----       -----       -----
Net income................................     13.4%       12.1%       11.7%
                                              =====       =====       =====

FISCAL 1996 COMPARED TO FISCAL 1995

  Net sales for fiscal 1996 increased by $41,156,000, or 25.4% over fiscal 1995. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $23,992,000, (ii) an increase in sales by Company owned retail stores of approximately $12,503,000, due in part to the addition of three retail boutiques and two retail outlet stores since the beginning of fiscal 1995 and (iii) an increase in sales to international retail customers of $4,661,000. Net sales increased primarily as a result of increased unit sales of various product lines.

  Gross profit for fiscal 1996 increased by $26,537,000, or 30.3% as compared with fiscal 1995, and increased as a percentage of net sales to 56.2% from 54.1%. This increase in the gross profit margin was due to (i) an increase in the number of garments being produced and sold without a corresponding increase in the production costs, due in part to the fixed nature of some costs, and (ii) an increase in the gross profit margin recorded for the Company owned retail stores ("Retail Division").

  Selling, general and administrative expenses for fiscal 1996 increased by $13,835,000, or 25.4% over fiscal 1995, however, stayed constant as a percentage of net sales at 33.7%. The Company experienced a decrease in the selling, general and administrative expenses as a percentage of net sales due to an increase in the net sales during fiscal 1996 without a corresponding increase in selling, general and administrative expenses, which was offset by
(i) an increase in advertising expense due to the expansion of the company's advertising program, (ii) an increase in expenses related to an expansion of the Company's sales to foreign customers which expenses include, among other things, import duty, sales commissions and additional freight charges; and
(iii) the higher selling, general and administrative expenses as a percentage of net sales reported by the Retail Division.

  Operating income for fiscal 1996 increased by $12,702,000, or 38.5% over fiscal 1995. Operating income as percentage of net sales increased to 22.5% from 20.4% during the same period. This increase in the operating income as a percentage of net sales was due to the increase in the gross profit margin.

  Other income for fiscal 1996 increased by $552,000 as compared with fiscal 1995. This increase was primarily due to the receipt of a workers' compensation insurance dividend of $316,000 which related to the policy period ended December 31, 1994. In addition, the Company reported higher interest income due to the increase in its invested cash balances.

FISCAL 1995 COMPARED TO FISCAL 1994

  Net sales for fiscal 1995 increased by $33,842,000, or 26.5%, over fiscal 1994. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $19,210,000, primarily attributable to increased sales to its three largest customers, (ii) an increase in sales by Company owned retail stores of approximately $12,298,000, due in large part to the addition of three retail boutiques and two retail outlet stores since the beginning of fiscal 1994 and (iii) an increase in sales to international retail customers of $2,334,000. Net sales increased primarily as a result of increased unit sales of various product lines, while prices remained relatively unchanged.

  Gross profit for fiscal 1995 increased by $18,770,000, or 27.3%, as compared with fiscal 1994, and increased as a percentage of net sales to 54.1% from 53.7%. The increase in the gross profit margin was primarily due to an increase in sales at the Company owned retail boutiques.

  Selling, general and administrative expenses for fiscal 1995 increased by $11,262,000, or 26.0%, over fiscal 1994, and decreased as a percentage of net sales to 33.7% from 33.8%. The decrease in the selling, general and administrative expenses as a percentage of net sales was due to an increase in net sales during fiscal 1995 without a corresponding increase in selling, general and administrative expenses. This decrease was partially offset by costs incurred in connection with the continued promotion and distribution of the fragrance line, the consolidation of several of the Company's facilities and the design and marketing of a new line of faux fur coats.

  Operating income for fiscal 1995 increased by $7,508,000, or 29.5%, over fiscal 1994. Operating income as a percentage of net sales rose to 20.4% during fiscal 1995 from 19.9% for fiscal 1994. This increase in the operating income as a percentage of net sales was primarily due to the increase in the gross profit margin.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During fiscal 1996, cash provided by operating activities was $16,841,000. Cash provided by operating activities was primarily generated from net income, depreciation and amortization and an increase in accrued expenses, while cash used in operating activities was primarily used to fund the increases in accounts receivable and inventories. Cash used in investing activities was $20,114,000 for fiscal 1996. The principal use of cash in investing activities was for (i) the purchase of 5.6 acres of land in Irvine, containing two buildings, and the construction of improvements related to the new production and administrative facilities to be located on such property; (ii) the purchase of 32 computerized knitting machines; (iii) the purchase of land, together with a 27,900 sq. ft. building, and the construction of improvements to such property to be used as a new production facility in Van Nuys; (iv) the construction of leasehold improvements to increase the size of the retail boutique located in New York City; and (v) the construction of leasehold improvements for the Beverly Hills boutique.

  During fiscal 1996, the Company completed the purchase of various assets from a Swiss corporation. The purchase price of the assets totaled $2.6 million, of which $1,850,000 was paid at the close of the purchase. The remaining $750,000 will be paid in two installments during fiscal 1997. The assets purchased include intangibles, inventory and machinery which are included on the Company's consolidated balance sheet at November 3, 1996.

  The Company anticipates purchasing property and equipment of approximately $17,000,000 during fiscal 1997. The estimated $17 million will be used principally for the construction of improvements for a new design center, upgrades to the Company's computer systems, construction of a building and related improvements for a new 27,300 sq. ft. manufacturing facility and the construction of leasehold improvements for a new boutique location in Dallas.

  As of November 3, 1996, the Company had approximately $49,628,000 in working capital and $10,409,000 in cash and short-term investments. The Company's principal source of liquidity is internally generated funds. The Company also has a $25,000,000 bank line of credit ("Line of Credit") which matures on March 1, 1999. The Line of Credit is unsecured and borrowings thereunder bear interest at the Company's choice of the bank's reference rate (8.25 percent at November 3, 1996) or an offshore rate plus 1.5 percent. As of November 3, 1996, no amounts were outstanding under the Line of Credit. The Company invests its excess funds primarily in a money market fund, investment grade commercial paper, adjustable rate tax deferred municipal obligations collateralized by letters of credit issued by financial institutions and tax exempt municipal bonds.

  The Company believes it will be able to finance its working capital and capital expenditure requirements on both a short-term and long-term basis with internally generated funds.

  The Company paid approximately $1,650,000 in dividends to its shareholders during fiscal 1996. The Company also declared a quarterly dividend of $0.025 per outstanding share on December 18, 1996 to be paid in cash on February 14, 1997 to shareholders of record on January 14, 1997. Future dividends by the Company remain subject to limitations under applicable law and other factors the Board of Directors deems relevant, including results of operations, financial condition and capital requirements.

NEW ACCOUNTING STANDARD

  The Company will be required to adopt a new accounting standard in fiscal 1997, Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The primary impact of this standard will relate to certain disclosures about the Company's stock option plan.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

  See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements and supplementary data filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days of November 3, 1996, under the captions "Election of Directors" and "Executive Officers," and is incorporated herein by this reference as if set forth in full herein.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days of November 3, 1996 under the captions "Executive Compensation and Other Information," "Election of Directors," "Compensation Report," and "Company Stock Price Performance," and is incorporated herein by this reference as if set forth in full herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days of November 3, 1996 under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by this reference as if set forth in full herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days of November 3, 1996 under the caption "Certain Transactions," and is incorporated herein by this reference as if set forth in full herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    1. Consolidated Financial Statements--See "Index to Consolidated Financial Statements"

    2. Consolidated Financial Statement Schedule--See "Index to Consolidated Financial Statements"

    3. Exhibits--See "Exhibit Index"

  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended November 3, 1996.

                              ST. JOHN KNITS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..................................  16
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets at November 3, 1996 and October 29, 1995....  17
  Consolidated Statements of Income for the years ended November 3, 1996,
   October 29, 1995 and October 30, 1994..................................  18
  Consolidated Statements of Shareholders' Equity for the years ended
   November 3, 1996, October 29, 1995 and October 30, 1994................  19
  Consolidated Statements of Cash Flows for the years ended November 3,
   1996, October 29, 1995 and October 30, 1994............................  20
  Notes to Consolidated Financial Statements..............................  21
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
  Schedule II--Valuation and Qualifying Account...........................  29

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To St. John Knits, Inc.:

  We have audited the accompanying consolidated balance sheets of ST. JOHN KNITS, INC. (a California corporation) and subsidiaries as of November 3, 1996 and October 29, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of St. John Knits, Inc. and subsidiaries as of November 3, 1996 and October 29, 1995, and the results of their operations and their cash flows for each of the three years in the period ended November 3, 1996 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Orange County, California
December 18, 1996

                              ST. JOHN KNITS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                       NOVEMBER 3,  OCTOBER 29,
                        ASSETS                             1996        1995
                        ------                         ------------ -----------
Current assets:
  Cash and cash equivalents........................... $  6,186,057 $ 8,711,613
  Investments.........................................    4,222,516   6,399,692
  Accounts receivable, net............................   28,093,606  21,124,306
  Inventories.........................................   23,619,054  14,909,042
  Deferred income tax benefit.........................    5,493,961   3,454,291
  Other...............................................    1,269,382     247,236
                                                       ------------ -----------
    Total current assets..............................   68,884,576  54,846,180
                                                       ------------ -----------
Property and equipment:
  Machinery and equipment.............................   29,930,228  23,614,437
  Leasehold improvements..............................   22,636,537  19,132,496
  Furniture and fixtures..............................    4,427,249   3,756,202
  Land................................................    3,461,103         --
  Construction in progress............................    6,797,018     350,950
                                                       ------------ -----------
                                                         67,252,135  46,854,085
  Less--Accumulated depreciation and amortization.....   23,351,904  17,245,028
                                                       ------------ -----------
                                                         43,900,231  29,609,057
                                                       ------------ -----------
Other assets..........................................    3,709,316   1,517,483
                                                       ------------ -----------
                                                       $116,494,123 $85,972,720
                                                       ============ ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable.................................... $  5,404,401 $ 4,480,794
  Accrued expenses....................................   11,508,469   9,162,096
  Income taxes payable................................    2,344,000   3,073,125
                                                       ------------ -----------
    Total current liabilities.........................   19,256,870  16,716,015
                                                       ------------ -----------
  Deferred income tax liability.......................      143,941      29,465
                                                       ------------ -----------
Commitments (Note 7)
Shareholders' equity:
  Preferred Stock, no par value: Authorized--2,000,000
   shares, issued and outstanding--none...............          --          --
  Common Stock, no par value: Authorized--40,000,000
   shares, issued and outstanding--16,599,064 and
   16,468,734 shares, respectively....................      502,799     502,799
  Additional paid-in capital..........................   18,085,151  15,687,393
  Retained earnings...................................   78,505,362  53,037,048
                                                       ------------ -----------
                                                         97,093,312  69,227,240
                                                       ------------ -----------
                                                       $116,494,123 $85,972,720
                                                       ============ ===========

                            See accompanying notes.

                              ST. JOHN KNITS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 FOR THE YEARS ENDED
                                        --------------------------------------
                                        NOVEMBER 3,  OCTOBER 29,  OCTOBER 30,
                                            1996         1995         1994
                                        ------------ ------------ ------------
Net sales.............................. $202,951,000 $161,794,890 $127,952,583
Cost of sales..........................   88,870,838   74,252,002   59,179,211
                                        ------------ ------------ ------------
Gross profit...........................  114,080,162   87,542,888   68,773,372
Selling, general and administrative
 expenses..............................   68,385,089   54,550,191   43,288,426
                                        ------------ ------------ ------------
Operating income.......................   45,695,073   32,992,697   25,484,946
Other income...........................    1,355,234      803,455      340,462
                                        ------------ ------------ ------------
Income before income taxes.............   47,050,307   33,796,152   25,825,408
Income taxes...........................   19,928,645   14,242,838   10,879,917
                                        ------------ ------------ ------------
Net income............................. $ 27,121,662 $ 19,553,314 $ 14,945,491
                                        ============ ============ ============
Net income per share................... $       1.59 $       1.19 $       0.91
                                        ============ ============ ============
Dividends per share.................... $       0.10 $       0.10 $      0.075
                                        ============ ============ ============
Weighted average common shares and
 equivalents outstanding...............   17,015,991   16,432,884   16,395,764
                                        ============ ============ ============


                            See accompanying notes.

                              ST. JOHN KNITS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         PREFERRED STOCK      COMMON STOCK
                         ----------------  -------------------
                         NUMBER              NUMBER            ADDITIONAL
                           OF                  OF                PAID-IN    RETAINED
                         SHARES   AMOUNT     SHARES    AMOUNT    CAPITAL    EARNINGS       TOTAL
                         -------  -------  ---------- -------- ----------- -----------  -----------
Balance, October 31,
 1993...................     --       --   16,392,204 $502,799 $14,665,278 $21,412,040  $36,580,117
  Dividends declared
   ($.075 per share)....     --       --          --       --          --   (1,229,981)  (1,229,981)
  Shares issued upon
   exercise of options
   including tax
   benefit..............     --       --       21,332      --      234,062         --       234,062
  Net income............     --       --          --       --          --   14,945,491   14,945,491
                         -------  -------  ---------- -------- ----------- -----------  -----------
Balance, October 30,
 1994...................     --       --   16,413,536  502,799  14,899,340  35,127,550   50,529,689
  Dividends declared
   ($.10 per share).....     --       --          --       --          --   (1,643,816)  (1,643,816)
  Shares issued upon
   exercise of options
   including tax
   benefit..............     --       --       55,198      --      788,053         --       788,053
  Net income............     --       --          --       --          --   19,553,314   19,553,314
                         -------  -------  ---------- -------- ----------- -----------  -----------
Balance, October 29,
 1995...................     --       --   16,468,734  502,799  15,687,393  53,037,048   69,227,240
  Dividends declared
   ($.10 per share).....     --       --          --       --          --   (1,653,348)  (1,653,348)
  Shares issued upon
   exercise of options
   including tax
   benefit..............     --       --      130,330      --    2,397,758         --     2,397,758
  Net income............     --       --          --       --          --   27,121,662   27,121,662
                         -------  -------  ---------- -------- ----------- -----------  -----------
Balance, November 3,
 1996...................     --       --   16,599,064 $502,799 $18,085,151 $78,505,362  $97,093,312
                         =======  =======  ========== ======== =========== ===========  ===========


                            See accompanying notes.

                              ST. JOHN KNITS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                FOR THE YEARS ENDED
                                       ----------------------------------------
                                       NOVEMBER 3,   OCTOBER 29,   OCTOBER 30,
                                           1996          1995          1994
                                       ------------  ------------  ------------
Cash flows from operating activities:
  Net income.........................  $ 27,121,662  $ 19,553,314  $ 14,945,491
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization....     7,042,376     5,312,723     3,673,113
    Net increase in deferred income
     taxes...........................    (1,925,194)   (2,726,482)     (105,227)
    Loss on disposal of property and
     equipment.......................        42,792       237,401        76,643
    Partnership losses...............       224,368       145,714       119,176
    Increase in accounts receivable..    (6,969,300)   (4,760,170)   (6,602,899)
    Increase in inventories..........    (8,710,012)   (4,176,690)   (2,402,307)
    (Increase) decrease in other
     current assets..................    (1,022,146)       46,471       369,895
    Increase in other assets.........    (1,501,100)      (41,860)     (188,998)
    Increase in accounts payable.....       923,607       357,644     2,195,841
    Increase in accrued expenses.....     2,343,116     1,325,607     1,155,729
    Increase (decrease) in income
     taxes payable...................      (729,125)    2,740,807      (599,261)
                                       ------------  ------------  ------------
      Net cash provided by operating
       activities....................    16,841,044    18,014,479    12,637,196
                                       ------------  ------------  ------------
Cash flows from investing activities:
  Proceeds from sale of property and
   equipment.........................        60,294        60,351       170,375
  Purchase of property and
   equipment.........................   (21,400,369)  (17,571,067)   (7,795,581)
  Net liquidation (purchase) of
   short-term investments............     2,177,176      (244,551)   (6,155,141)
  Net capital (contributions to)
   distributions from partnership....      (951,369)       41,000      (511,644)
                                       ------------  ------------  ------------
      Net cash used in investing
       activities....................   (20,114,268)  (17,714,267)  (14,291,991)
                                       ------------  ------------  ------------
Cash flows from financing activities:
  Dividends paid.....................    (1,650,090)   (1,232,097)   (1,229,981)
  Issuance of common stock...........     2,397,758       788,053       234,062
  Write-off of minority interest.....           --            --         (2,000)
                                       ------------  ------------  ------------
      Net cash provided by (used in)
       financing activities..........       747,668      (444,044)     (997,919)
                                       ------------  ------------  ------------
NET DECREASE IN CASH AND CASH
 EQUIVALENTS.........................    (2,525,556)     (143,832)   (2,652,714)
BEGINNING BALANCE, CASH AND CASH
 EQUIVALENTS.........................     8,711,613     8,855,445    11,508,159
                                       ------------  ------------  ------------
ENDING BALANCE, CASH AND CASH
 EQUIVALENTS.........................  $  6,186,057  $  8,711,613  $  8,855,445
                                       ============  ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash received during the year for
   interest income...................  $    717,099  $    559,548  $    312,754
                                       ============  ============  ============
  Cash paid during the year for:
    Interest expense.................  $        --   $      1,438  $      5,256
                                       ============  ============  ============
    Income taxes.....................  $ 20,565,267  $ 13,991,651  $ 11,532,715
                                       ============  ============  ============

                            See accompanying notes.

                             ST. JOHN KNITS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            NOVEMBER 3, 1996, OCTOBER 29, 1995 AND OCTOBER 30, 1994

1. COMPANY BACKGROUND AND BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of St. John Knits, Inc. (St. John) and its subsidiaries. St. John and its subsidiaries are collectively referred to herein as "the Company." All interdivisional and intercompany transactions and accounts have been eliminated. The Company is a leading designer, manufacturer and marketer of women's clothing and accessories. The Company's products are distributed primarily through specialty retailers and the Company's own retail boutiques located in both the United States and Europe. The domestic market is the primary source of its sales.

2. SUMMARY OF ACCOUNTING POLICIES

 a. Definition of Fiscal Year

  The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. Accordingly, fiscal years 1996, 1995 and 1994 ended on November 3, October 29 and October 30, respectively. Fiscal year 1996 was comprised of 53 weeks, and fiscal years 1995 and 1994 were comprised of 52 weeks.

 b. Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

 c. Revenue Recognition

  Revenue on sales to specialty retailers is recognized when goods are shipped. Allowances for estimated discounts are provided when sales are recorded. Retail sales are recognized at the point of sale. Accounts receivable are shown net of an allowance for uncollectible accounts of $750,000 in both fiscal years 1996 and 1995.

 d. Inventories

  Inventories are valued at the lower of cost or market. Approximately 61 and 58 percent, respectively, of inventory balances at November 3, 1996 and October 29, 1995 are accounted for under the last-in, first-out (LIFO) method. Such inventory consists of yarn, labor and overhead related to knitted products. If the first-in, first-out (FIFO) method had been used, the valuation of inventories would have been $23,981,701 at November 3, 1996 and $15,098,723 at October 29, 1995. Net income would have increased by approximately $102,000 and $347,000 in fiscal years 1996 and 1994, respectively, and would have decreased by approximately $385,000 in fiscal 1995.

  Inventories are comprised of the following:

                                                          1996         1995
                                                       -----------  -----------
     Raw materials.................................... $ 7,510,657  $ 4,081,563
     Work in process and finished products............  16,471,044   11,017,160
                                                       -----------  -----------
     Inventories at FIFO..............................  23,981,701   15,098,723
     LIFO reserve.....................................    (362,647)    (189,681)
                                                       -----------  -----------
                                                       $23,619,054  $14,909,042
                                                       ===========  ===========

                             ST. JOHN KNITS, INC.

            NOVEMBER 3, 1996, OCTOBER 29, 1995 AND OCTOBER 30, 1994


 e. Property and Equipment

  Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method to provide for the retirement of property and equipment at the end of their estimated useful lives, which range from three to fourteen years.

 f. Cash and Cash Equivalents

  For purposes of the statements of cash flows, cash and cash equivalents include all liquid debt instruments purchased with a maturity of three months or less.

 g. Foreign Exchange Transactions and Contracts

  The Company's primary functional currency is the U.S. dollar. The Company enters into foreign exchange contracts as a hedge against exchange rate risk on the collection of certain accounts receivable denominated in a foreign currency. Market value gains and losses are recognized as the contracts mature, and exchange adjustments resulting from foreign currency transactions are offset by exchange gains or losses recognized from such contracts. All amounts are translated into U.S. dollars at current exchange rates when recorded.

 h. Income Taxes

  The Company utilizes the liability method of accounting for income taxes required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

 i. Net Income Per Common Share

  Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of shares increased during fiscal 1996 to reflect the outstanding stock options.

 j. Post-employment and Post-retirement Benefits

  The Company does not provide post-employment or post-retirement benefits to employees. Accordingly, SFAS No. 112, "Employers' Accounting for Post-employment Benefits" and SFAS No. 106, "Employers' Accounting for Post-retirement Benefits" have no impact on the Company's financial statements.

 k. Two-for-one Stock Split

  On March 12, 1996, the Board of Directors declared a two-for-one common stock split which was distributed on May 6, 1996 to shareholders of record at the close of business on April 8, 1996. All share and per share data included in the financial statements and accompanying notes have been adjusted to reflect the stock split.

 l. Long-lived Assets

  Effective October 30, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." There was no impact on the Company's financial statements.

                             ST. JOHN KNITS, INC.

            NOVEMBER 3, 1996, OCTOBER 29, 1995 AND OCTOBER 30, 1994


3. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

 a. Cash and Cash Equivalents

  The carrying amount is a reasonable estimate of fair value.

 b. Investments

  The investments primarily consist of municipal bonds with maturities of less than one year. The investments are presented on the accompanying consolidated balance sheets at amortized cost.

 c. Foreign Exchange Contracts

  At November 3, 1996, the Company had contracts maturing through April 30, 1997 to sell 2.4 million deutsche marks at rates ranging from 1.47 to 1.48 deutsche marks to the U.S. dollar. At October 29, 1995, the Company had contracts maturing through May 31, 1996 to sell 2.9 million deutsche marks at rates ranging from 1.36 to 1.47 deutsche marks to the U.S. dollar.

  The estimated fair values of the Company's financial instruments are as follows:

                                   AT NOVEMBER 3, 1996    AT OCTOBER 29, 1995
                                  ---------------------  ---------------------
                                   CARRYING     FAIR      CARRYING     FAIR
                                    VALUE      VALUE       VALUE      VALUE
                                  ---------- ----------  ---------- ----------
Cash and equivalents............. $6,186,057 $6,186,057  $8,711,613 $8,711,613
Investments......................  4,222,516  4,229,097   6,399,692  6,259,363
Foreign exchange contracts.......        --     (44,927)        --     (17,932)

  Effective for the year ended October 30, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that all debt and equity securities be classified as Trading Securities, Held to Maturity or Available for Sale. The Company holds all securities to maturity, as the Company has both the positive intent and ability to hold to maturity. In accordance with SFAS No. 115, the Company carries the investments at amortized cost on the accompanying balance sheets.

  In addition, the Company has adopted SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It is the Company's policy to reduce substantially the effects of fluctuations in foreign currency exchange rates associated with its foreign investments by managing its currency exposure which includes foreign currency hedging activities. The Company enters into forward contracts to hedge the effect of foreign currency fluctuations on the financial statements. The Company enters into contracts to sell foreign currencies in the future only to protect the U.S. dollar value of certain investments and future foreign currency transactions. The Company does not engage in speculation. The gains and losses on these contracts are included in income when the operating revenue and expenses are recognized.

                              ST. JOHN KNITS, INC.

            NOVEMBER 3, 1996, OCTOBER 29, 1995 AND OCTOBER 30, 1994


4. ACCRUED EXPENSES

  Accrued expenses are comprised of the following:

                                                            1996        1995
                                                         ----------- ----------
     Wages and benefits................................. $ 2,978,650 $2,615,952
     Workers' compensation..............................     455,539    562,482
     Insurance..........................................     716,028    790,353
     Profit-sharing plan contribution...................     500,000    500,000
     Promotional and advertising allowance..............   1,952,423  1,878,578
     Other..............................................   4,905,829  2,814,731
                                                         ----------- ----------
                                                         $11,508,469 $9,162,096
                                                         =========== ==========

5. INCOME TAXES

  The provision for income taxes for fiscal years 1996, 1995 and 1994, consists of the following:

                                             1996         1995         1994
                                          -----------  -----------  -----------
     Current:
       Federal........................... $16,434,369  $13,250,535  $ 8,537,739
       State.............................   4,277,275    3,718,785    2,447,405
                                          -----------  -----------  -----------
                                           20,711,644   16,969,320   10,985,144
     Deferred benefit....................    (782,999)  (2,726,482)    (105,227)
                                          -----------  -----------  -----------
                                          $19,928,645  $14,242,838  $10,879,917
                                          ===========  ===========  ===========

  The components of the deferred income tax benefit for fiscal years 1996 and 1995 are as follows:

                                                            1996        1995
                                                         ----------  ----------
     Allowance for uncollectible accounts............... $      --   $   82,000
     Inventory adjustments to market....................  1,286,168   1,025,603
     Accrued expenses...................................   (374,841)  1,424,736
     Depreciation.......................................   (128,328)    148,204
     Other..............................................        --       45,939
                                                         ----------  ----------
                                                         $  782,999  $2,726,482
                                                         ==========  ==========

                             ST. JOHN KNITS, INC.

            NOVEMBER 3, 1996, OCTOBER 29, 1995 AND OCTOBER 30, 1994


  The components of the Company's deferred income tax benefit (liability) as of November 3, 1996 and October 29, 1995 are as follows:

                                                           1996        1995
                                                        ----------  ----------
     Deferred tax assets:
     Tax basis adjustments to inventory................ $1,542,210  $1,122,128
     Allowance for uncollectible accounts..............    307,500     307,500
     Inventory adjustments to market...................  2,753,206   1,392,645
     Accrued expenses..................................    891,045     632,018
                                                        ----------  ----------
                                                        $5,493,961  $3,454,291
                                                        ==========  ==========
     Deferred tax liabilities:
     Depreciation...................................... $ (182,780) $  (47,243)
     Other.............................................     38,839      17,778
                                                        ----------  ----------
                                                        $ (143,941) $  (29,465)
                                                        ==========  ==========

  The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes as follows:

                                             1996        1995        1994
                                          ----------- ----------- -----------
     Income tax provision computed at
      statutory rate..................... $16,467,607 $11,828,653 $ 9,038,892
     State taxes, net of federal
      benefit............................   2,844,192   2,262,653   1,561,146
     Other...............................     616,846     151,532     279,879
                                          ----------- ----------- -----------
     Tax provision....................... $19,928,645 $14,242,838 $10,879,917
                                          =========== =========== ===========

6. BENEFIT PLANS

  The Company is self-insured for a majority of its medical benefits programs. Amounts charged to expense for health benefits were $3,137,000, $3,114,000 and $2,665,000 for fiscal years 1996, 1995 and 1994, respectively, and were based on actual and estimated claims incurred. The current liability for health benefits is included in current liabilities on the accompanying balance sheets. The Company maintains excess insurance coverage on an individual and an aggregate basis.

  The Company maintains a qualified profit-sharing plan for the benefit of all eligible employees. This plan contemplates the sharing of profits annually at the discretion of the board of directors and is funded by cash contributions. The contributions to this plan were $500,000, in each of the fiscal years 1996, 1995 and 1994.

                             ST. JOHN KNITS, INC.

            NOVEMBER 3, 1996, OCTOBER 29, 1995 AND OCTOBER 30, 1994


  At November 3, 1996, the Company had reserved 1,600,000 shares for issuance to directors, officers and employees under the 1993 St. John Knits, Inc. Stock Option Plan. Options granted under this plan may be either incentive or nonstatutory stock options. The following is a summary of stock option activity for fiscal years 1996, 1995 and 1994:

                                  1996                   1995                   1994
                         ----------------------- ---------------------- ----------------------
                          SHARES       RANGE     SHARES       RANGE     SHARES       RANGE
                         --------  ------------- -------  ------------- -------  -------------
Outstanding, beginning
 of year................  784,470  $ 8.50-$22.50 812,668  $8.50-$15.063 800,000      $8.50
Granted.................   28,000  $23.00-$23.25  39,000  $ 8.50-$22.50  34,000  $8.50-$15.063
Exercised............... (130,330)     $8.50     (55,198)     $8.50     (21,332)     $8.50
Cancelled...............     (668)     $8.50     (12,000) $ 8.50-$22.50     --
                         --------                -------                -------
Outstanding, end of
 year...................  681,472  $ 8.50-$23.25 784,470  $ 8.50-$22.50 812,668  $8.50-$15.063
                         ========                =======                =======

  Options become exercisable over periods of up to ten years. As of November 3, 1996, 625,458 of the above outstanding options were exercisable, and the plan had 711,668 options available for future grant.

7. COMMITMENTS

  The Company has entered into various leases for manufacturing, showroom, warehouse, retail and office locations, including leases with related parties (Note 9). The leases expire at various dates through the year 2011 and certain leases contain renewal options. The Company also subleased a portion of the leased premises to an unrelated company. Rental expense under these leases was approximately $8,094,000, $6,554,000 and $5,304,000 in fiscal years 1996, 1995 and 1994, respectively (net of approximately $34,000, $39,000, and $23,000, respectively, collected under subleases).

  The following is a schedule of future minimum rental payments required under noncancellable operating leases as of November 3, 1996:

     1997........................................................... $ 8,285,507
     1998...........................................................   7,816,456
     1999...........................................................   7,827,937
     2000...........................................................   7,794,914
     2001...........................................................   6,629,180
     Thereafter.....................................................  32,873,705
                                                                     -----------
                                                                     $71,227,699
                                                                     ===========

  The Company has various employment contracts with certain key employees, which expire at various times through June 1, 1998. These agreements provide for total annual compensation aggregating $3,735,000 and the payment of severance benefits upon the termination of employment.

  As of November 3, 1996 and October 29, 1995, the Company's commitments to purchase wool yarn were approximately $11,047,000 and $6,967,000, respectively. In addition, the Company currently has a commitment to purchase six computerized knitting machines at a total net cost of approximately $911,000.

                             ST. JOHN KNITS, INC.

            NOVEMBER 3, 1996, OCTOBER 29, 1995 AND OCTOBER 30, 1994


8. LINE OF CREDIT

  The Company has a line of credit agreement with a bank. The agreement provides for a $25,000,000 line of credit that matures March 1, 1999. Borrowings under the line bear interest at the bank's reference rate (8.25 percent at November 3, 1996) or an offshore rate plus 1.5 percent. The agreement contains covenants, which, among other matters, restrict capital expenditures, dividends, investments, loans and advances and require the maintenance of certain financial ratios. No amounts were due under this line of credit at either November 3, 1996 or October 29, 1995. Letters of credit outstanding under the line of credit totaled $506,000 and $203,000 at November 3, 1996 and October 29, 1995, respectively.

9. RELATED-PARTY TRANSACTIONS

  The Company leases its corporate headquarters/manufacturing facility and one other manufacturing facility from partnerships in which a shareholder of the Company is a significant partner. The annual payments on these leases were approximately $966,000, $902,000 and $869,000 in fiscal years 1996, 1995 and
1994, respectively. The leases expire at various dates during fiscal year 2001 and are included in the future minimum rental payments disclosure (Note 7).

  The Company periodically rents personal property provided by a company that is owned by a shareholder. Rental payments for the use of such equipment were approximately $37,000, $3,000 and $62,000 in fiscal years 1996, 1995 and 1994, respectively.

  At November 3, 1996 and October 29, 1995, the Company held a 50 percent ownership interest in a partnership which leases transportation equipment to the Company. The holder of the other 50 percent ownership interest is a corporation which is wholly-owned by one of the Company's shareholders. During fiscal 1996, the Company made net capital contributions to the partnership of approximately $951,000 and received net capital distributions of approximately $41,000 during fiscal 1995. At November 3, 1996 and October 29, 1995, the Company's investment in this partnership was approximately $2,246,000 and 1,250,000, respectively, and is included on the accompanying balance sheets within the caption "Other Assets." During fiscal years 1996, 1995 and 1994, the Company made lease payments to the partnership of $572,000, $240,000 and $240,000, respectively. During the same years, the Company reported net losses from the activities of the partnership of $224,000, $146,000 and $119,000, respectively.

10. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

  A substantial portion of the Company's sales are made to three major customers who each account for 10.0 percent or more of the Company's total net sales. Sales to these three customers combined accounted for 47.6, 52.0 and
54.6 percent of the Company's total net sales during fiscal years 1996, 1995 and 1994, respectively. The loss of any one of these customers could have an adverse affect on the Company's business.

  The Company sells primarily to specialty apparel retailers; thus, the risk of collection losses is concentrated in this industry. Management believes that the Company's credit and collection policies are adequate to prevent significant collection losses and that the allowance for uncollectible accounts is adequate at November 3, 1996 and October 29, 1995.

                              ST. JOHN KNITS, INC.

            NOVEMBER 3, 1996, OCTOBER 29, 1995 AND OCTOBER 30, 1994


11. RESULTS BY QUARTER (UNAUDITED)

  The unaudited results by quarter for the fiscal years ended November 3, 1996 and October 29, 1995 are shown below:

                                       FIRST      SECOND     THIRD      FOURTH
                                      QUARTER    QUARTER    QUARTER    QUARTER
                                     ---------- ---------- ---------- ----------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
November 3, 1996
  Net sales......................... $   45,259 $   50,028 $   46,525 $   61,139
  Gross profit......................     24,577     27,640     26,485     35,378
  Net income........................      5,687      6,784      6,015      8,636
  Net income per share..............       0.35       0.40       0.35       0.50
October 29, 1995
  Net sales......................... $   36,303 $   40,620 $   36,953 $   47,918
  Gross profit......................     19,218     21,820     19,796     26,708
  Net income........................      3,975      5,103      4,301      6,174
  Net income per share..............       0.24       0.31       0.26       0.38

                                                                     SCHEDULE II

                              ST. JOHN KNITS, INC.

                        VALUATION AND QUALIFYING ACCOUNT

                  FOR THE FISCAL YEARS ENDED NOVEMBER 3, 1996,
                     OCTOBER 29, 1995 AND OCTOBER 30, 1994

                                  BALANCE AT  CHARGED TO            BALANCE AT
                                 BEGINNING OF COSTS AND               END OF
                                 FISCAL YEAR   EXPENSES  DEDUCTIONS FISCAL YEAR
                                 ------------ ---------- ---------- -----------
Allowance for Uncollectible Ac-
 counts:
  Fiscal year ended November 3,
   1996.........................   $750,000    $ 88,547   $88,547    $750,000
  Fiscal year ended October 29,
   1995.........................   $550,000    $216,821   $16,821    $750,000
  Fiscal year ended October 30,
   1994.........................   $350,000    $205,720   $ 5,720    $550,000

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 1997

                                          ST. JOHN KNITS, INC. (Registrant)

                                                    /s/ ROBERT E. GRAY
                                          By:__________________________________
                                                      Robert E. Gray
                                                 Chairman of the Board and
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                         TITLE                     DATE

      /s/ ROBERT E. GRAY           Chairman of the Board           January 28,
-------------------------------    and Chief Executive                 1997
        Robert E. Gray             Officer (Principal
                                   Executive Officer)

    /s/ MARIE ST. JOHN GRAY        Vice Chairman of the            January 28,
-------------------------------    Board, Chief Designer               1997
      Marie St. John Gray          and Secretary

       /s/ KELLY A. GRAY           Director and President          January 28,
-------------------------------                                        1997
         Kelly A. Gray

      /s/ ROGER G. RUPPERT         Director, Senior Vice           January 28,
-------------------------------    President- Finance and              1997
        Roger G. Ruppert           Chief Financial Officer
                                   (Principal Financial
                                   Officer and Principal
                                   Accounting Officer)

      /s/ DAVID A. KRINSKY         Director                        January 28,
-------------------------------                                        1997
        David A. Krinsky

  /s/ RICHARD A. GADBOIS, III      Director                        January 28,
-------------------------------                                        1997
    Richard A. Gadbois, III

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
   3.1   Articles of Incorporation of the Company(1)
   3.2   Bylaws of the Company(1)
  10.1   Standard Industrial/Commercial Single Tenant Lease dated
         July 20, 1992 by and between Irvine Plaza Associates, a
         California Limited Partnership and the Company
         (Administrative Offices, Design)(1)
  10.2   Retail Lease dated August 8, 1995 by and between the
         Company and Wilshire Roxbury Enterprises, a California
         Limited Partnership (Beverly Hills Boutique)(4)
  10.3   Agreement of Lease dated as of December 31, 1995 by and
         between the Company and Rolex Realty Company, Inc. (New
         York Boutique)(4)
  10.4   Lease dated June 1, 1986 between G.M. Properties and the
         Company (Corporate Headquarters)(1)
  10.5   Industrial Real Estate Lease dated November 13, 1985
         between the Alhambra Partners, a California Limited
         Partnership, and the Company, together with Amendment No.
         1 to Industrial Real Estate Lease dated November 13, 1985
         and Option to Extend Term dated November 13, 1985
         (Assembling, Sewing)(1)
  10.6   Agreement of Lease dated March 1, 1991 by and between the
         Company and Broadway and 41st Associates Limited
         Partnership, as amended by letter agreements dated March
         4, 1991, November 6, 1991, and November 7, 1991, and as
         further amended by Lease Extension and Modification
         Agreement dated October 22, 1993 (New York Showroom)(1)
  10.7   Agreement of Lease dated October 22, 1993 by and between
         the Company and Broadway and 41st Associates Limited
         Partnership (New York Showroom)(2)
 *10.8   Description of Directors Compensation Plan(5)
  10.9   Agreement of Lease dated January 11, 1991 by and between
         Rolex Realty Company, Inc. and the Company together with
         Lease Modification Agreement dated January 11, 1991 and
         Second Lease Modification Agreement dated April 12, 1991
         (New York Boutique)(1)
  10.10  Amended and Restated Agreement of Limited Partnership of
         SJA 1&2, Ltd. dated October 31, 1993 by and between the
         Company and Ocean Air Charters, Inc.(2)
 *10.11  Employment Agreement dated as of June 1, 1995 between the
         Company and
         Robert E. Gray(4)
 *10.12  Employment Agreement dated as of January 1, 1997 between the Company and
         Marie St. John Gray(5)
 *10.13  Employment Agreement dated as of January 1, 1996 between the Company and
         Robert C. Davis (incorporated by reference to Exhibit
         10.2 of the Company's Quarterly Report on Form 10-Q for
         the quarter ended January 28, 1996 (File No. 1-11752))
 *10.14  Employment Agreement dated as of January 1, 1997 between the Company and
         Kelly A. Gray(5)
 *10.15  Employment Agreement dated as of January 1, 1997 between the Company and
         Diane M. Griffiths(5)
 *10.16  Employment Agreement dated as of January 1, 1997 between the Company and
         Roger G. Ruppert(5)
 *10.17  Employment Agreement dated as of January 1, 1997 between the Company and
         Karla R. Guyer(5)
  10.18  St. John Knits, Inc. Employees' Profit Sharing Plan dated as of August 21, 1995(4)
  10.19  Aircraft Lease dated March 7, 1996 by and between the
         Company and Ocean Air Charters, Inc. as Trustee of the
         SJA 1&2, Ltd. Trust (Lease for Company airplane)
         (incorporated by reference to Exhibit 10.1 of the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended April 28, 1996 (File No. 1-11752))
 *10.20  1993 Stock Option Plan(1)

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
 *10.21  Form of Indemnity Agreement by and between the Company and each of its directors and officers(1)
  10.22  Agreement to Form Partnership and Escrow Instructions
         dated November 7, 1994 by and between the Company and
         Varian Associates, a California General Partnership(3)
  10.23  Wool Yarn Purchase Agreement dated September 19, 1996, by and between the Company and the Kent Manufacturing
         Company(5)
  10.24  Agreement effective as of September 1, 1993 by and among the Company, Escada A.G. and Amira Verwaltungs A.G.
         (assumption of lease by the Company)(2)
  10.25  Lease dated September 26, 1994 by and between the Company and La Salle National Bank, as Trustee under Trust
         Agreement dated October 8, 1974, known as Trust Number
         48163 (Chicago Boutique)(3)
  10.26  Sales Commitments to Purchase Knitting Machines dated
         November 14, 1995, November 14, 1995, November 28, 1995
         and December 28, 1995 by and between the Company and
         Shima Seiki U.S.A. Inc.(4)
  10.27  Business Loan Agreement dated December 15, 1995 by and between the Company and Bank of America National Trust
         and Savings Association(4)
  10.28  General Partnership Agreement of St. John-Varian
         Development Company dated April 3, 1995 by and between
         the Company and Varian Associates, a California General
         Partnership(4)
  10.29  Lease Agreement dated April 3, 1995 by and between the
         Company and St. John-Varian Development Company
         (Knitting, Sewing, Finishing, Shipping, Administrative
         Offices)(4)
  10.30  Wool Yarn Purchase Agreement dated September 19, 1995 by and between the Company and Kent Manufacturing Company(4)
  10.31  Agreement for Purchase and Sale of Real Property and
         Joint Escrow Instruction dated as of January 15, 1996
         between the Company and Baxter Healthcare Corporation
         (Storage) (incorporated by reference to Exhibit 10.7 of
         the Company's Quarterly Report on Form 10-Q for the
         quarter ended January 28, 1996 (File No. 1-11752))
  10.32  Lease Extension Agreement dated February 6, 1996 between the Company and G.M. Properties (extending the lease for
         the Company's current Corporate Headquarters)
         (incorporated by reference to Exhibit 10.8 of the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended January 28, 1996 (File No. 1-11752))
 *10.33  Employment Agreement dated July 22, 1996 between the
         Company and David Frankel (incorporated by reference to
         Exhibit 10.1 of the Company's Quarterly Report on Form
         10-Q for the quarter ended July 28, 1996 (File No. 1-
         11752))
  10.34  Lease Extension Agreement dated as of September 1, 1996 between the Company and Alhambra Partners (extending the
         lease for one of the Company's Assembling and Sewing
         facilities)(5)
 *10.35  Consulting Agreement dated as of April 24, 1996 between the Company and Robert C. Davis (incorporated by
         reference to Exhibit 10.3 of the Company's Quarterly
         Report on Form 10-Q for the quarter ended July 28, 1996
         (File No. 1-11752))
  10.36  Agreement for Purchase and Sale of Real Property and
         Joint Escrow Instruction dated as of March 12, 1996 by
         and between the Company and Baxter Healthcare Corporation
         (Design/Manufacturing) (incorporated by reference to
         Exhibit 10.2 of the Company's Quarterly Report on Form
         10-Q for the quarter ended April 28, 1996 (File No. 1-
         11752))
  10.37  Amendment No. 1 to Business Loan Agreement dated as of
         April 26, 1996 by and between the Company and Bank of
         America National Trust and Savings Association
         (incorporated by reference to Exhibit 10.3 of the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended April 28, 1996 (File No. 1-11752))

                                                                   SEQUENTIAL
 EXHIBIT                                                              PAGE
 NUMBER                        DESCRIPTION                           NUMBER
 -------                       -----------                         ----------
 *10.38  Amendment No. I to the St. John Knits, Inc. 1993 Stock
         Option Plan(5)
  10.39  Asset Purchase Agreement dated as of August 29, 1996 among the Company, Jakob Schlaepfer & Co. AG and Jakob
         Schlaepfer, Inc.(5)
  10.40  Amendment No. 2 to Business Loan Agreement between the
         Company and Bank of America National Trust and Savings
         Association(5)
  10.41  Manufacturing and Supply Agreement dated as of November
         9, 1996 between the Company and Calzaturificio M.A.B.
         S.p.A.(5)
 *10.42  First Amendment to Consulting Agreement dated November
         19, 1996 between the Company and Robert C. Davis(5)
  10.43  Sales Representative Agreement dated November 13, 1996 by and between the Company and Hilda Chang(5)
  23.1   Consent of Arthur Andersen LLP, Independent Public
         Accountants(5)
  27.1   Financial Data Schedule

--------
(1) Incorporated by reference to Exhibit of same number to the Company's Registration Statement on Form S-1, as amended (file no. 33-57128) on file with the Securities and Exchange Commission.
(2) Incorporated by reference to Exhibit of same number to the Company's Report on Form 10-K for the Fiscal Year ended October 31, 1993 on file with the Securities and Exchange Commission.
(3) Incorporated by reference to Exhibit of same number to the Company's Report on Form 10-K for the Fiscal Year ended October 30, 1994 on file with the Securities and Exchange Commission.
(4) Incorporated by Reference to Exhibit of same number to the Company's Report on Form 10-K for the Fiscal Year ended October 29, 1995 on file with the Securities and Exchange Commission.
(5) Filed herewith.

  * A management contract or compensatory plan or arrangement.