Form 10-Q
period 1997-02-02
ST JOHN KNITS INC
filed 1997-03-13
CIK 896100

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 2, 1997

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

                        Commission File Number 1-11752



                             ST. JOHN KNITS, INC.
            (Exact Name of Registrant as Specified in its Charter)


                  CALIFORNIA                                             95-2245070
(State or Other Jurisdiction of Incorporation or          (I.R.S. Employer Identification Number)
               Organization)

    17422 DERIAN AVENUE, IRVINE, CALIFORNIA                                 92614
    (Address of Principal Executive Offices)                               (Zip Code)

Registrant's Telephone Number, Including Area Code:  (714) 863-1171


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   -----   -----


The number of outstanding shares of registrant's Common Stock, no par value, was 16,600,564 shares as of March 7, 1997.

================================================================================

                                                          Total No. of Pages: 10
                                                Exhibit Index located at page 10

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             ST. JOHN KNITS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                            FEBRUARY 2,    NOVEMBER 3,
                                                                               1997           1996
                                                                           ------------    ------------
                                                                           (UNAUDITED)
                                    ASSETS
                                    ------
Current assets:
  Cash and cash equivalents.............................................   $ 19,883,028    $  6,186,057
  Investments...........................................................      4,279,965       4,222,516
  Accounts receivable, net..............................................     19,816,883      28,093,606
  Inventories...........................................................     21,740,752      23,619,054
  Deferred income tax benefit...........................................      5,493,961       5,493,961
  Other.................................................................      1,293,293       1,269,382
                                                                           ------------    ------------
     Total current assets...............................................     72,507,882      68,884,576
                                                                           ------------    ------------
Property and equipment:
  Machinery and equipment...............................................     31,632,782      29,930,228
  Leasehold improvements................................................     22,664,871      22,636,537
  Buildings.............................................................      9,968,143             --
  Furniture and fixtures................................................      4,886,101       4,427,249
  Land..................................................................      3,461,103       3,461,103
  Construction in progress..............................................        568,375       6,797,018
                                                                           ------------    ------------
                                                                             73,181,375      67,252,135
  Less-Accumulated depreciation and amortization........................     24,924,258      23,351,904
                                                                           ------------    ------------
                                                                             48,257,117      43,900,231
                                                                           ------------    ------------
Other assets............................................................      3,359,565       3,709,316
                                                                           ------------    ------------
                                                                           $124,124,564    $116,494,123
                                                                           ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
  Accounts payable......................................................   $  3,070,246    $  5,404,401
  Accrued expenses......................................................     10,537,851      11,508,469
  Income taxes payable..................................................      6,275,906       2,344,000
                                                                           ------------    ------------
     Total current liabilities..........................................     19,884,003      19,256,870
                                                                           ------------    ------------
  Deferred income tax liability.........................................        143,941         143,941
                                                                           ------------    ------------

Shareholders' equity:
  Preferred Stock, no par value: Authorized--2,000,000 shares, issued                --              --
    and outstanding--none...............................................
  Common Stock, no par value: Authorized--40,000,000 shares, issued
    and outstanding--16,600,564 and 16,599,064 shares, respectively.....        502,799         502,799
  Additional paid-in capital............................................     18,120,065      18,085,151
  Retained earnings.....................................................     85,473,756      78,505,362
                                                                           ------------    ------------
                                                                            104,096,620      97,093,312
                                                                           ------------    ------------
                                                                           $124,124,564    $116,494,123
                                                                           ============    ============


                            See accompanying notes.

                             ST. JOHN KNITS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Thirteen Weeks Ended
                                                  -------------------------
                                                  February 2,   January 28,
                                                     1997          1996
                                                  -----------   -----------
                                                         (unaudited)
Net sales......................................   $56,175,295   $45,258,729

Cost of sales..................................    24,419,710    20,681,588
                                                  -----------   -----------
Gross profit...................................    31,755,585    24,577,141

Selling, general and administrative expenses...    19,410,516    15,358,097
                                                  -----------   -----------
Operating income...............................    12,345,069     9,219,044

Other income...................................       206,412       609,704
                                                  -----------   -----------
Income before income taxes.....................    12,551,481     9,828,748

Income taxes...................................     5,168,070     4,142,177
                                                  -----------   -----------
Net income.....................................   $ 7,383,411   $ 5,686,571
                                                  ===========   ===========
Net income per share...........................   $      0.43   $      0.35
                                                  ===========   ===========
Dividends per share............................   $     0.025   $     0.025
                                                  ===========   ===========
Weighted average shares outstanding............    17,139,461    16,471,164
                                                  ===========   ===========



                            See accompanying notes.

                             ST. JOHN KNITS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Thirteen Weeks Ended
                                                                   --------------------------
                                                                   February 2,    January 28,
                                                                       1997           1996
                                                                   -----------    -----------
                                                                          (unaudited)
Cash flows from operating activities:
 Net income.....................................................   $ 7,383,411    $ 5,686,571
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.................................     2,035,755      1,337,904
  Gain on sale of property and equipment........................       (19,155)          --
  Partnership losses............................................        87,630         33,255
  Decrease in accounts receivable...............................     8,276,723      6,820,164
  Decrease in inventories.......................................     1,878,302        783,826
  Increase in other current assets..............................       (23,911)       (79,364)
  (Increase) decrease in other assets...........................       138,498       (286,654)
  Decrease in accounts payable..................................    (2,334,155)    (1,170,102)
  Increase (decrease) in accrued expenses.......................      (970,658)     1,045,030
  Increase in income taxes payable..............................     3,931,906      1,447,574
                                                                   -----------    -----------
     Net cash provided by operating activities..................    20,384,346     15,618,204
                                                                   -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of property and equipment..................       217,006            --
  Purchase of property and equipment............................    (6,481,868)    (3,379,946)
  Net purchase of short term investments........................       (57,449)       (46,627)
  Net capital distributions from partnership....................        15,000         10,500
                                                                   -----------    -----------
     Net cash used in investing activities......................    (6,307,311)    (3,416,073)
                                                                   -----------    -----------
Cash flows from financing activities:
  Issuance of common stock......................................        34,914         98,698
  Dividends paid................................................      (414,978)      (411,718)
                                                                   -----------    -----------
     Net cash used in financing activities......................      (380,064)      (313,020)
                                                                   -----------    -----------
Net increase in cash and cash equivalents.......................    13,696,971     11,889,111
Beginning balance, cash and cash equivalents....................     6,186,057      8,711,613
                                                                   -----------    -----------
Ending balance, cash and cash equivalents.......................   $19,883,028    $20,600,724
                                                                   ===========    ===========
Supplemental disclosures of cash flow information:
  Cash received during the thirteen weeks for interest income...   $   250,278    $   183,937
                                                                   ===========    ===========
  Cash paid during the thirteen weeks for:

     Interest expense...........................................   $       --     $       --
                                                                   ===========    ===========
     Income taxes...............................................   $ 1,214,000    $ 2,654,659
                                                                   ===========    ===========



                            See accompanying notes.

                             ST.  JOHN KNITS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of St. John Knits, Inc. and its subsidiaries (collectively referred to herein as "the Company") reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. It is suggested that the accompanying unaudited consolidated financial statements and footnotes thereto be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 3, 1996 as filed with the Securities and Exchange Commission on January 31, 1997.

     The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the year ending November 2, 1997.

2.   SUMMARY OF ACCOUNTING POLICIES

     A.   COMPANY OPERATIONS

     The Company is a leading designer, manufacturer and marketer of women's clothing and accessories. The Company's products are distributed primarily through specialty retailers and Company owned retail boutiques. All intercompany and interdivisional transactions and accounts have been eliminated.

     B.   DEFINITION OF FISCAL YEAR

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were February 2, 1997 and January 28, 1996.

3.   DIVIDENDS

     The Company declared a quarterly dividend of $.025 per share on December 18, 1996 for all shareholders of record on January 14, 1997. The dividend was paid on February 14, 1997. On February 28, 1997, the Company declared another quarterly cash dividend of $.025 per share to be paid on April 25, 1997 to shareholders of record on March 26, 1997.

4.   STOCK SPLIT

     On March 12, 1996, the Company declared a 2-for-1 stock split for all shareholders of record on April 8, 1996. Certificates evidencing the additional shares were issued on May 6, 1996. All share and per share data have been adjusted to reflect the stock split.

5.   EARNINGS PER SHARE

     Beginning in the second quarter of fiscal 1996, the weighted average shares outstanding were increased to reflect stock options that are issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:


                                                     Percent of Net Sales
                                                     Thirteen Weeks Ended
                                                        ("First Quarter")
                                                  -------------------------
                                                  February 2,    January 28,
                                                      1997           1996
                                                  -----------    -----------
Net sales......................................         100.0%         100.0%

Cost of sales..................................          43.5           45.7
                                                  -----------    -----------
Gross profit...................................          56.5           54.3

Selling, general and administrative expenses...          34.6           33.9
                                                  -----------    -----------
Operating income...............................          21.9           20.4

Other income...................................           0.4            1.3
                                                  -----------    -----------
Income before income taxes.....................          22.3           21.7

Income taxes...................................           9.2            9.2
                                                  -----------    -----------
Net income.....................................          13.1%          12.5%
                                                  ===========    ===========

FIRST QUARTER FISCAL 1997 COMPARED TO FIRST QUARTER FISCAL 1996


     Net sales for the first quarter of fiscal 1997 increased by $10,917,000, or 24.1% over the first quarter of fiscal 1996. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $7,402,000, (ii) an increase in sales by Company owned retail stores of approximately $3,104,000, due in part to the addition of one retail boutique and one retail outlet store since the beginning of fiscal 1996 and
(iii) an increase in sales to international retail customers of $411,000. Net sales increased primarily as a result of increased unit sales of various product lines.

     Gross profits for the first quarter of fiscal 1997 increased by $7,178,000, or 29.2% over the first quarter of fiscal 1996, and increased as a percentage of net sales to 56.5% from 54.3%. This increase in the gross profit margin was due to an increase in the number of garments being produced and sold without a corresponding increase in the production costs, due in part to the fixed nature of some costs. This increase was partially offset by an adjustment to increase the LIFO reserve in the amount of $850,000 recorded during the first quarter of fiscal 1997.

     Selling, general and administrative expenses for the first quarter of fiscal 1997 increased by $4,052,000, or 26.4% over the first quarter of fiscal 1996, and increased as a percentage of net sales to 34.6% from 33.9%. These increases were primarily due to (i) an increase in sample expenses due to an expansion of the Company's product lines, (ii) an increase in corporate legal expense incurred in connection with the Company's policy to actively protect its trademarks, (iii) an increase in costs associated with the lease of the new airplane, and (iv) an increase in expenses for the Retail Division related to the newly opened Beverly Hills boutique and the expanded and remodeled New York boutique both of which were completed after the first quarter of fiscal 1996. These increases were partially offset by an overall decrease in selling, general and administrative expenses as a percentage of net sales resulting from an increase in net sales during the first quarter of fiscal 1997 without a corresponding increase in selling, general and administrative expenses.

     Operating income for the first quarter of fiscal 1997 increased by $3,126,000, or 33.9% over the first quarter of fiscal 1996. Operating income as percentage of net sales increased to 22.0% from 20.4% during the same period. This increase in the operating income as a percentage of net sales was due to the increase in the gross profit margin, which was partially offset by the increase in selling, general and administrative expenses as a percentage of net sales.

     Other income for the first quarter of fiscal 1997 decreased by $403,000 as compared with the first quarter of fiscal 1996. This decrease was primarily due to the receipt of a workers' compensation insurance dividend of $316,000 during the first quarter of fiscal 1996, which related to the policy period ended December 31, 1994. In addition, the Company reported lower interest income due to the decrease in its invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first quarter of fiscal 1997, cash provided by operating activities was $20,384,000. Cash provided by operating activities was primarily generated by net income, a decrease in accounts receivable and inventory and an increase in income taxes payable, while cash used in operating activities was primarily used to fund the decrease in accounts payable. Cash used in investing activities was $6,307,000 during the first quarter of fiscal 1997. The principal use of cash in investing activities was for the construction of a new design center, the construction of improvements for a new manufacturing facility in Los Angeles and the purchase of six computerized knitting machines.

     The Company anticipates purchasing property and equipment of approximately $10,000,000 during the remainder of fiscal 1997. The estimated $10,000,000 will be used principally for upgrades to the Company's computer systems, construction of a building and the related improvements for a new manufacturing facility in San Diego, California and the construction of leasehold improvements for a new boutique location in Dallas.

     As of February 2, 1997, the Company had approximately $52,624,000 in working capital and $24,163,000 in cash and short-term investments. The Company's principal source of liquidity is internally generated funds. The Company also has a $25,000,000 bank line of credit ("Line of Credit") which matures on March 1, 1999. The Line of Credit is unsecured and borrowings thereunder bear interest at the Company's choice of the bank's reference rate or an offshore rate plus 1.5%. As of February 2, 1997, no amounts were outstanding under the Line of Credit. The Company invests its excess funds primarily in a money market fund, investment grade commercial paper, adjustable rate tax deferred municipal obligations collateralized by letters of credit issued by financial institutions and tax exempt municipal bonds.

     The Company believes it will be able to finance its working capital and capital expenditure requirements on both a short-term and long-term basis with internally generated funds.

     The Company declared a quarterly cash dividend of $.025 per share on December 18, 1996 which was paid on February 14, 1997 to shareholders of record on January 14, 1997. On February 28, 1997, the Company declared another quarterly cash dividend of $.025 per share to be paid on April 25, 1997 to shareholders of record on March 26, 1997. Future dividends by the Company remain subject to limitations under applicable law and other factors the Board of Directors deems relevant, including results of operations, financial condition and capital requirements.


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

March 7, 1997                            ST. JOHN KNITS, INC.



                                         /s/ROBERT E. GRAY
                                         --------------------------------------
                                         Robert E. Gray, Chairman of the Board
                                         and Chief Executive Officer



                                         /s/ROGER G. RUPPERT
                                         --------------------------------------
                                         Roger G. Ruppert, Senior Vice
                                         President - Finance, Chief Financial
                                         Officer (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT                                                   SEQUENTIALLY
NUMBER              DESCRIPTION OF EXHIBIT                NUMBERED PAGE
-------             -----------------------               -------------
 27.1               Financial Data Schedule
