Form 10-Q
period 1997-05-04
ST JOHN KNITS INC
filed 1997-06-11
CIK 896100

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 1997

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
 (State or Other Jurisdiction of Incorporation or          (I.R.S. Employer
                Organization)                           Identification Number)

17422 Derian Avenue, Irvine, California                          92614
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code:  (714) 863-1171


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]   No [_]

The number of outstanding shares of registrant's Common Stock, no par value, was 16,611,730 shares as of June 4, 1997.

================================================================================

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                              ST. JOHN KNITS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              May 4,       November 3,
                                                                               1997            1996
                                                                           ------------    ------------
                                                                           (unaudited)
                               ASSETS
                               ------
Current assets:
  Cash and cash equivalents.............................................   $ 12,423,104    $  6,186,057
  Investments...........................................................      4,351,914       4,222,516
  Accounts receivable, net..............................................     27,624,184      28,093,606
  Inventories...........................................................     23,870,005      23,619,054
  Deferred income tax benefit...........................................      5,493,961       5,493,961
  Other.................................................................      1,641,641       1,269,382
                                                                           ------------    ------------
       Total current assets.............................................     75,404,809      68,884,576
                                                                           ------------    ------------
Property and equipment:
  Machinery and equipment...............................................     32,124,516      29,930,228
  Leasehold improvements................................................     23,139,029      22,636,537
  Buildings.............................................................     11,590,350              --
  Furniture and fixtures................................................      5,111,037       4,427,249
  Land..................................................................      3,461,103       3,461,103
  Construction in progress..............................................      1,178,632       6,797,018
                                                                           ------------    ------------
                                                                             76,604,667      67,252,135
  Less--Accumulated depreciation and amortization.......................     25,106,638      23,351,904
                                                                           ------------    ------------
                                                                             51,498,029      43,900,231
                                                                           ------------    ------------
Other assets............................................................      3,084,320       3,709,316
                                                                           ------------    ------------
                                                                           $129,987,158    $116,494,123
                                                                           ============    ============
               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
  Accounts payable......................................................   $  5,642,914    $  5,404,401
  Accrued expenses......................................................      9,241,076      11,508,469
  Income taxes payable..................................................      2,153,645       2,344,000
                                                                           ------------    ------------
     Total current liabilities..........................................     17,037,635      19,256,870
                                                                           ------------    ------------
  Deferred income tax liability.........................................        143,941         143,941
                                                                           ------------    ------------
Shareholders' equity:
  Preferred Stock, no par value: Authorized--2,000,000 shares, issued
    and outstanding--none...............................................          --              --
  Common Stock, no par value: Authorized--40,000,000 shares, issued
    and outstanding--16,611,730 and 16,599,064 shares, respectively.....        502,799         502,799
  Additional paid-in capital............................................     18,370,759      18,085,151
  Retained earnings.....................................................     93,932,024      78,505,362
                                                                           ------------    ------------
                                                                            112,805,582      97,093,312
                                                                           ------------    ------------
                                                                           $129,987,158    $116,494,123
                                                                           ============    ============

                            See accompanying notes.

                              ST. JOHN KNITS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                  -------------------------       ---------------------------
                                                    May 4,       April 28,          May 4,         April 28,
                                                     1997          1996              1997            1996
                                                  -----------   -----------       -----------     -----------
                                                         (unaudited)                      (unaudited)
Net sales......................................   $59,562,531   $50,028,466       $115,737,826    $95,287,195
Cost of sales..................................    23,691,678    22,388,015         48,111,388     43,069,603
                                                  -----------   -----------       ------------    -----------
Gross profit...................................    35,870,853    27,640,451         67,626,438     52,217,592
Selling, general and administrative expenses...    21,034,471    16,150,521         40,444,987     31,508,618
                                                  -----------   -----------       ------------    -----------
Operating income...............................    14,836,382    11,489,930         27,181,451     20,708,974
Other income...................................       248,299       235,616            454,711        845,320
                                                  -----------   -----------       ------------    -----------
Income before income taxes.....................    15,084,681    11,725,546         27,636,162     21,554,294
Income taxes...................................     6,211,119     4,941,554         11,379,189      9,083,731
                                                  -----------   -----------       ------------    -----------
Net income.....................................   $ 8,873,562   $ 6,783,992       $ 16,256,973    $12,470,563
                                                  ===========   ===========       ============    ===========
Net income per share...........................   $      0.52   $      0.40       $       0.95    $      0.73
                                                  ===========   ===========       ============    ===========
Dividends per share............................   $     0.025   $     0.025       $       0.05    $      0.05
                                                  ===========   ===========       ============    ===========
Weighted average shares outstanding............    17,129,632    17,052,284         17,132,697     17,050,624
                                                  ===========   ===========       ============    ===========




                            See accompanying notes.

                              ST. JOHN KNITS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Twenty-Six Weeks Ended
                                                                     ------------------------------
                                                                      May 4, 1997    April 28, 1996
                                                                     ------------    --------------
                                                                              (unaudited)
Cash flows from operating activities:
 Net income.......................................................   $ 16,256,973      $ 12,470,563
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...................................      4,351,630         3,274,492
  Deferred income tax benefit.....................................             --                --
  (Gain) loss on sale of property and equipment...................        (10,034)           17,820
  Partnership losses..............................................        176,093            54,897
  (Increase) decrease in accounts receivable......................        469,422           (11,362)
  Increase in inventories.........................................       (250,950)       (1,138,114)
  Increase in other current assets................................       (372,259)         (197,390)
  (Increase) decrease in other assets.............................        211,734          (233,048)
  Increase (decrease) in accounts payable.........................        238,513          (620,038)
  Increase (decrease) in accrued expenses.........................     (1,852,417)        1,424,316
  Decrease in income taxes payable................................       (190,355)         (991,904)
                                                                     ------------    --------------
     Net cash provided by operating activities....................     19,028,350        14,050,232
                                                                     ------------    --------------
Cash flows from investing activities:
  Proceeds from sale of property and equipment....................        222,932                --
  Purchase of property and equipment..............................    (11,964,158)       (9,544,987)
  Net purchase of short term investments..........................       (129,398)         (102,492)
  Net capital (contributions to) distributions from partnership...         39,000          (686,261)
                                                                     ------------    --------------
     Net cash used in investing activities........................    (11,831,624)      (10,333,740)
                                                                     ------------    --------------
Cash flows from financing activities:
  Dividends paid..................................................     (1,245,287)         (823,553)
  Issuance of common stock........................................        285,608           207,385
                                                                     ------------    --------------
     Net cash used in financing activities........................       (959,679)         (616,168)
                                                                     ------------    --------------
Net increase in cash and cash equivalents.........................      6,237,047         3,100,324
Beginning balance, cash and cash equivalents......................      6,186,057         8,711,613
                                                                     ------------    --------------
Ending balance, cash and cash equivalents.........................   $ 12,423,104      $ 11,811,937
                                                                    =============   ===============

Supplemental disclosures of cash flow information:
  Cash received during the twenty-six weeks for interest
      income......................................................   $    408,795      $    406,555
                                                                    =============   ===============
  Cash paid during the twenty-six weeks for:
     Interest expense.............................................   $      9,375      $         --
                                                                    =============   ===============
     Income taxes.................................................   $ 11,391,597      $  9,983,750
                                                                    =============   ===============


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

     b.   Definition of Fiscal Year

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were May 4, 1997 and April 28, 1996.

3.   Dividends

     The Company declared a quarterly dividend of $0.025 per share on February 28, 1997 for all shareholders of record on March 26, 1997. The dividend was paid on April 25, 1997. On June 2, 1997, the Company declared another quarterly cash dividend of $0.025 per share to be paid on July 29, 1997 to shareholders of record on June 30, 1997.

4.   Earnings Per Share

     Earnings per share for the thirteen and twenty-six week periods ended May 4, 1997 and April 28, 1996 were calculated based on the weighted average number of common and equivalent shares outstanding during the periods. Equivalent shares were determined by using the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market price during the period.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the Company on November 1, 1998. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods presented. Under the new requirements, primary earnings per share will be replaced with basic earnings per share. Basic earnings per share excludes the dilutive effect of common stock equivalents, including stock options. Had earnings per share been calculated under the provisions of the new standard, basic earnings per share would have increased to $0.53 and $0.98 for the thirteen and twenty-six week periods ended May 4, 1997, respectively, and to $0.41 and $0.75 for the thirteen and twenty-six week periods ended April 28, 1996, respectively. Diluted earnings per share would remain the same as net income per share as reflected in the accompanying Consolidated Statements of Income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                  Percent of Net Sales              Percent of Net Sales
                                                  Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                   ("Second Quarter")                  ("Six Months")
                                                  --------------------            -----------------------
                                                  May 4,     April 28,              May 4,      April 28,
                                                   1997        1996                  1997         1996
                                                  --------    --------            ----------    ---------
Net sales......................................    100.0%      100.0%              100.0%         100.0%
Cost of sales..................................     39.8        44.8                41.6           45.2
                                                  --------    --------            ----------    ----------
Gross profit...................................     60.2        55.2                58.4           54.8
Selling, general and administrative expenses...     35.3        32.3                34.9           33.1
                                                  --------    --------            ----------    ----------
Operating income...............................     24.9        22.9                23.5           21.7
Other income...................................      0.4         0.5                 0.4            0.9
                                                  --------    --------            ----------    ----------
Income before income taxes.....................     25.3        23.4                23.9           22.6
Income taxes...................................     10.4         9.8                 9.8            9.5
                                                  --------    --------            ----------    ----------
Net income.....................................     14.9%       13.6%               14.1%          13.1%
                                                  ========    ========            ==========    ==========

Second Quarter Fiscal 1997 Compared to Second Quarter Fiscal 1996

     Net sales for the second quarter of fiscal 1997 increased by $9,534,000, or 19.1% over the second quarter of fiscal 1996. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $5,062,000, (ii) an increase in sales by Company owned retail stores of approximately $3,892,000, due in part to the addition of one retail boutique and two retail outlet stores since the beginning of the second quarter of fiscal 1996 and (iii) an increase in sales to international retail customers of $580,000. Net sales increased primarily as a result of increased unit sales of various products lines.

     Gross profit for the second quarter of fiscal 1997 increased by $8,230,000, or 29.8% as compared with the second quarter of fiscal 1996, and increased as a percentage of net sales to 60.2% from 55.2%. This increase in the gross profit margin was due to an increase in the number of garments being produced and sold without a corresponding increase in the production costs, due in part to the fixed nature of some costs.

     Selling, general and administrative expenses for the second quarter of fiscal 1997 increased by $4,884,000, or 30.2% over the second quarter of fiscal 1996, and increased as a percentage of net sales to 35.3% from 32.3%. These increases were primarily due to (i) an increase in corporate legal expense related to the protection of the Company's trademarks, (ii) an increase in salaries due to the Company's continued effort to build its sales and marketing team, (iii) an increase in sample expenses incurred due to the extension of the Company's product lines, (iv) an increase in costs associated with the lease of the new airplane and (v) an increase in expenses for the Retail Division related to the opening of the Beverly Hills boutique during the second quarter of fiscal 1996 and the expansion of the New York boutique which occurred after the second quarter of fiscal 1996.

     Operating income for the second quarter of fiscal 1997 increased by $3,346,000, or 29.1% over the second quarter of fiscal 1996. Operating income as percentage of net sales increased to 24.9% from 23.0% during the same period. This increase in the operating income as a percentage of net sales was due to the increase in the gross profit margin which was partially offset by the increase in selling, general and administrative expenses as a percentage of net sales.


First Six Months Fiscal 1997 Compared to First Six Months Fiscal 1996

     Net sales for the first six months of fiscal 1997 increased by $20,451,000, or 21.5% over the first six months of fiscal 1996. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $12,464,000, (ii) an increase in sales by Company owned retail stores of approximately $6,996,000, due in part to the addition of one retail boutique and two retail outlet stores since the beginning of fiscal 1996 and
(iii) an increase in sales to international retail customers of $991,000. Net sales increased primarily as a result of increased unit sales of various product lines.

     Gross profit for the first six months of fiscal 1997 increased by $15,409,000, or 29.5% as compared with the first six months of fiscal 1996, and increased as a percentage of net sales to 58.4% from 54.8%. This increase in the gross profit margin was due to an increase in the number of garments being produced and sold without a corresponding increase in the production costs, due in part to the fixed nature of some costs.

     Selling, general and administrative expenses for the first six months of fiscal 1997 increased by $8,936,000, or 28.4% over the first six months of fiscal 1996, and increased as a percentage of net sales to 34.9% from 33.1%. These increases were primarily due to (i) an increase in sample expenses incurred due to the extension of the Company's product lines, (ii) an increase in corporate legal expense related to the protection of the Company's trademarks, (iii) an increase in costs associated with the lease of the new airplane, (iv) an increase in salaries due to the Company's continued effort to build its sales and marketing team and (v) an increase in expenses for the Retail Division related to the opening of the Beverly Hills boutique during the second quarter of fiscal 1996 and the expansion of the New York boutique which occurred after the second quarter of fiscal 1996.

     Operating income for the first six months of fiscal 1997 increased by $6,472,000, or 31.3% over the first six months of fiscal 1996. Operating income as percentage of net sales increased to 23.5% from 21.7% during the same period. This increase in the operating income as a percentage of net sales was due to the increase in the gross profit margin which was partially offset by the increase in selling, general and administrative expenses as a percentage of net sales.

     Other income for the first six months of fiscal 1997 decreased by $391,000 as compared with the first six months of fiscal 1996. This decrease was primarily due to the receipt of a workers' compensation insurance dividend of $316,000 during the first quarter of fiscal 1996, which related to the policy period ended December 31, 1994.

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first six months of fiscal 1997, cash provided by operating activities was $19,028,000. Cash provided by operating activities was primarily generated by net income and depreciation and amortization while cash used in operating activities was primarily used to fund the decrease in accrued expenses. Cash used in investing activities was $11,832,000 during the first six months of fiscal 1997. The principal use of cash in investing activities was for the construction of the new design center, the purchase of 15 computerized knitting machines and the construction of improvements for the new manufacturing facility in Los Angeles.

     The Company anticipates purchasing property and equipment of approximately $5,000,000 during the remainder of fiscal 1997. The estimated $5,000,000 will be used principally for upgrades to the Company's computer systems, construction of a building and the related improvements for a new manufacturing facility in San Diego, California and the construction of leasehold improvements for a new boutique location in Dallas.

     As of May 4, 1997, the Company had approximately $58,367,000 in working capital and $16,775,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25,000,000 bank line of credit ("Line of Credit") which expires on March 1, 1999. The Line of Credit is unsecured and borrowings thereunder bear interest at the Company's choice of the bank's reference rate or an offshore rate plus 1.5%. As of May 4, 1997, no amounts were outstanding under the Line of Credit. The Company invests its excess funds primarily in a money market fund, investment grade commercial paper, adjustable rate tax deferred municipal obligations collateralized by letters of credit issued by financial institutions and tax exempt municipal bonds.

     The Company believes it will be able to finance its working capital and capital expenditure requirements on both a short-term and long-term basis with internally generated funds.

     The Company declared a quarterly cash dividend of $0.025 per share on February 28, 1997 which was paid on April 25, 1997 to all shareholders of record on March 26, 1997. On June 2, 1997, the Company declared another quarterly cash dividend of $0.025 per outstanding share to be paid on July 29, 1997 to shareholders of record on June 30, 1997. Future dividends by the Company remain subject to limitations under applicable law and other factors the Board of Directors deems relevant, including results of operations, financial condition and capital requirements.


                          PART II. OTHER INFORMATION

Item 4.         Submission of matters to a Vote of Security-Holders.

     (a)        On March 19, 1997, an annual meeting of shareholders was held.

     (b) The shareholders approved the election of all of the nominees for the Board of Directors. The nominees elected were Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger G. Ruppert, Richard A. Gadbois, III and David A. Krinsky.

     (c) The only matter voted upon at the annual meeting was the election of directors. Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger G. Ruppert, Richard A. Gadbois, III and David A. Krinsky each received 15,458,828 votes with 85,819 votes withheld for each.


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

June 10, 1997                       ST. JOHN KNITS, INC.



                                    By:  /s/ Robert E. Gray
                                         --------------------
                                         Robert E. Gray
                                         Chairman of the Board and
                                         Chief Executive Officer



                                    By:  /s/ Roger G. Ruppert
                                         ----------------------
                                         Roger G. Ruppert
                                         Senior Vice President - Finance,
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit                                                                   Sequentially
 Number                     Description of Exhibit                        Numbered Page
 ------                     ----------------------                       -------------
10.1     Aircraft Lease dated April 1, 1997 by and between the Company and Ocean Air Charters, Inc. as Trustee of the SJA 1&2, Ltd.
         Trust (Lease for Company airplane)

10.2     Second Amendment to Consulting Agreement dated April 11,
         1997 between the Company and Robert C. Davis

10.3     Lease Amendment Agreement dated April 1, 1997 between the
         Company and G.M. Properties (increasing the space of the corporate headquarters, warehousing and manufacturing facility)

10.4 First Amendment to Employment Agreement dated May 2, 1997 between the Company and Robert E. Gray

27.1     Financial Data Schedule
