Form 10-Q
period 1997-08-03
ST JOHN KNITS INC
filed 1997-09-16
CIK 896100

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of outstanding shares of registrant's Common Stock, no par value, was 16,629,398 shares as of September 4, 1997.

================================================================================

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             ST. JOHN KNITS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                             AUGUST 3,     NOVEMBER 3,
                                                                               1997            1996
                                                                        -------------------------------
                                                                           (UNAUDITED)
                            ASSETS
                            ------
Current assets:
  Cash and cash equivalents.............................................   $ 14,308,788    $  6,186,057
  Investments...........................................................      2,326,519       4,222,516
  Accounts receivable, net..............................................     28,059,903      28,093,606
  Inventories...........................................................     28,323,200      23,619,054
  Deferred income tax benefit...........................................      5,493,961       5,493,961
  Other.................................................................      1,706,157       1,269,382
                                                                           ------------    ------------
     Total current assets...............................................     80,218,528      68,884,576
                                                                           ------------    ------------
Property and equipment:
  Machinery and equipment...............................................     32,697,800      29,930,228
  Leasehold improvements................................................     24,426,532      22,636,537
  Buildings.............................................................     11,679,417           --
  Furniture and fixtures................................................      5,314,462       4,427,249
  Land..................................................................      3,461,103       3,461,103
  Construction in progress..............................................        313,647       6,797,018
                                                                           ------------    ------------
                                                                             77,892,961      67,252,135
  Less--Accumulated depreciation and amortization.......................     26,909,267      23,351,904
                                                                           ------------    ------------
                                                                             50,983,694      43,900,231
                                                                           ------------    ------------
Other assets............................................................      3,896,935       3,709,316
                                                                           ------------    ------------
                                                                           $135,099,157    $116,494,123
                                                                           ============    ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Accounts payable......................................................   $  5,310,618    $  5,404,401
  Accrued expenses......................................................      9,312,312      11,508,469
  Income taxes payable..................................................        306,899       2,344,000
                                                                           ------------    ------------
     Total current liabilities..........................................     14,929,829      19,256,870
                                                                           ------------    ------------
  Deferred income tax liability.........................................        143,941         143,941
                                                                           ------------    ------------

Shareholders' equity:
  Preferred Stock, no par value: Authorized--2,000,000 shares, issued
    and outstanding--none...............................................             --              --
  Common Stock, no par value: Authorized--40,000,000 shares, issued             502,799         502,799
    and outstanding--16,629,398 and 16,599,064 shares, respectively.....
  Additional paid-in capital............................................     18,805,093      18,085,151
  Retained earnings.....................................................    100,717,495      78,505,362
                                                                           ------------    ------------
                                                                            120,025,387      97,093,312
                                                                           ------------    ------------
                                                                           $135,099,157    $116,494,123
                                                                           ============    ============

                            See accompanying notes.

                             ST. JOHN KNITS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                  Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                              ----------------------------    ---------------------------------
                                               August 3,         July 28,        August 3,            July 28,
                                                 1997              1996            1997                 1996
                                              -----------      -----------    ------------         ------------
                                                      (unaudited)                        (unaudited)

Net sales.........................            $54,810,646      $46,524,557    $170,548,472         $141,811,752
Cost of sales.....................             22,647,956       20,039,702      70,759,344           63,109,305
                                              -----------      -----------    ------------         ------------
Gross profit......................             32,162,690       26,484,855      99,789,128           78,702,447
Selling, general and
 administrative expenses..........             20,125,485       16,344,693      60,570,472           47,853,311
                                              -----------      -----------    ------------         ------------
Operating income..................             12,037,205       10,140,162      39,218,656           30,849,136
Other income......................                204,539          255,651         659,250            1,100,971
                                              -----------      -----------    ------------         ------------
Income before income taxes........             12,241,744       10,395,813      39,877,906           31,950,107
Income taxes......................              5,040,539        4,381,162      16,419,728           13,464,893
                                              -----------      -----------    ------------         ------------
Net income........................            $ 7,201,205      $ 6,014,651    $ 23,458,178         $ 18,485,214
                                              ===========      ===========    ============         ============
Net income per share..............            $      0.42      $      0.35    $       1.37         $       1.09
                                              ===========      ===========    ============         ============
Dividends per share...............            $     0.025      $     0.025    $      0.075         $      0.075
                                              ===========      ===========    ============         ============
Weighted average shares
 outstanding......................             17,136,718       17,061,690      17,129,964           16,983,950
                                              ===========      ===========    ============         ============


                            See accompanying notes.

                             ST. JOHN KNITS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Thirty-Nine Weeks Ended
                                                                           -------------------------------
                                                                           August 3, 1997    July 28, 1996
                                                                           --------------    -------------
                                                                                      (unaudited)
Cash flows from operating activities:
 Net income....................................................              $ 23,458,178     $ 18,485,214
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................                 6,516,819        5,107,923
    Deferred income tax benefit................................                        --         (320,000)
    (Gain) loss on sale of property and equipment..............                    (4,603)          14,765
    Partnership losses.........................................                   263,578           69,398
    Decrease in accounts receivable............................                    33,703        1,860,826
    Increase in inventories....................................                (4,704,146)      (6,807,000)
    Increase in other current assets...........................                  (436,775)        (469,793)
    Increase in other assets...................................                  (688,015)        (176,761)
    Decrease in accounts payable...............................                   (93,783)        (199,445)
    Increase (decrease) in accrued expenses....................                (1,781,181)         638,747
    Decrease in income taxes payable...........................                (2,037,101)      (2,090,855)
                                                                             ------------     ------------
       Net cash provided by operating activities...............                20,526,674       16,113,019
                                                                             ------------     ------------
Cash flows from investing activities:
    Proceeds from sale of property and equipment...............                   222,932           60,294
    Purchase of property and equipment.........................               (13,564,230)     (14,200,369)
    Net sale (purchase) of short-term investments..............                 1,895,997         (290,636)
    Net capital contributions to partnership...................                   (17,562)        (614,848)
                                                                             ------------     ------------
       Net cash used in investing activities...................               (11,462,863)     (15,045,559)
                                                                             ------------     ------------
Cash flows from financing activities:
    Issuance of common stock...................................                   719,942        1,961,004
    Dividends paid.............................................                (1,661,022)      (1,235,578)
                                                                             ------------     ------------
       Net cash provided by (used in) financing activities.....                  (941,080)         725,426
                                                                             ------------     ------------
Net increase in cash and cash equivalents......................                 8,122,731        1,792,886
Beginning balance, cash and cash equivalents...................                 6,186,057        8,711,613
                                                                             ------------     ------------
Ending balance, cash and cash equivalents......................              $ 14,308,788     $ 10,504,499
                                                                             ============     ============

Supplemental disclosures of cash flow information:
    Cash received during the thirty-nine weeks for interest
        income.................................................              $    723,936     $    580,459
                                                                             ============     ============
    Cash paid during the thirty-nine weeks for:
       Interest expense........................................              $      9,454     $         --
                                                                             ============     ============
       Income taxes............................................              $ 17,995,223     $ 14,875,994
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

     B.   DEFINITION OF FISCAL YEAR

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were August 3, 1997 and July 28, 1996.

3.   CHANGE IN ACCOUNTING METHOD

     The Company elected to change its method of valuing its inventory from the last-in,first-out (LIFO) method to the first-in, first-out (FIFO) method. The effect of this change in accounting method was to increase net income and earnings per share for the third quarter and nine months ended August 3, 1997 by $213,000 and $0.01, respectively.

4.   EARNINGS PER SHARE

     Earnings per share for the thirteen and thirty-nine week periods ended August 3, 1997 and July 28, 1996 were calculated based on the weighted average number of common and equivalent shares outstanding during the periods. Equivalent shares were determined by using the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market price during the period.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the Company on November 3, 1998. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods presented. Under the new requirements, primary earnings per share will be replaced with basic earnings per share. Basic earnings per share excludes the dilutive effect of common stock equivalents, including stock options. Had earnings per share been calculated under the provisions of the new standard, basic earnings per share would have increased to $0.43 and $1.41 for the thirteen and thirty-nine week periods ended August 3, 1997, respectively, and to $0.36 and $1.11 for the thirteen and thirty-nine week periods ended July 28, 1996, respectively. Diluted earnings per share would remain the same as net income per share as reflected in the accompanying Consolidated Statements of Income.

5.   DIVIDENDS

     The Company declared a quarterly dividend of $0.025 per share on June 2, 1997 for all shareholders of record on June 30, 1997. The dividend was paid on July 29, 1997. On September 8, 1997, the Company declared another quarterly cash dividend of $0.025 per share to be paid on November 6, 1997 to shareholders of record on October 8, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:


                                                                      Percent of Net Sales
                                                                      --------------------
                                                         Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                                                           ("Third Quarter")        ("Nine Months")
                                                         --------------------      ---------------------
                                                         August 3,   July 28,      August 3,    July 28,
                                                           1997        1996          1997         1996
                                                         ---------   --------      ---------    --------

Net sales......................................           100.0%      100.0%         100.0%     100.0%
Cost of sales..................................            41.3        43.1           41.5       44.5
                                                          -----       -----          -----     ------
Gross profit...................................            58.7        56.9           58.5       55.5
Selling, general and administrative expenses...            36.7        35.1           35.5       33.7
                                                          -----       -----          -----     ------
Operating income...............................            22.0        21.8           23.0       21.8
Other income...................................             0.4         0.5            0.4        0.8
                                                          -----       -----          -----     ------
Income before income taxes.....................            22.4        22.3           23.4       22.6
Income taxes...................................             9.2         9.4            9.6        9.5
                                                          -----       -----          -----     ------
Net income.....................................            13.2%       12.9%          13.8%      13.1%
                                                          =====       =====          =====     ======


THIRD QUARTER FISCAL 1997 COMPARED TO THIRD QUARTER FISCAL 1996

     Net sales for the third quarter of fiscal 1997 increased by $8,286,000, or 17.8% over the third quarter of fiscal 1996. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $3,258,000, (ii) an increase in sales by Company owned retail stores of approximately $3,074,000, due in part to the expansion of the New York boutique, which was completed in October 1996, and the addition of two retail outlet stores during fiscal 1997 and (iii) an increase in sales to international retail customers of $1,954,000. Net sales increased primarily as a result of increased unit sales of various products lines.

     Gross profit for the third quarter of fiscal 1997 increased by $5,678,000, or 21.4% over the third quarter of fiscal 1996, and increased as a percentage of net sales to 58.7% from 56.9%. This increase in the gross profit margin was due to an increase in the number of garments being produced and sold without a corresponding increase in the production costs and the Company's decision to change the method of accounting for its inventory from LIFO to FIFO, which increased the gross profit by $363,000.

     Selling, general and administrative expenses for the third quarter of fiscal 1997 increased by $3,781,000, or 23.1% over the third quarter of fiscal 1996, and increased as a percentage of net sales to 36.7% from 35.1%. This increase was primarily due to an increase in promotion and advertising expenses related to an expansion of the Company's advertising program and an increase in salaries due to the Company's continued effort to build its sales and marketing team.

     Operating income for the third quarter of fiscal 1997 increased by $1,897,000 or 18.7% over the third quarter of fiscal 1996. Operating income as percentage of net sales increased to 22.0% from 21.8% during the same period. This increase in operating income as a percentage of net sales was due to the increase in the gross profit margin, which was partially offset by the increase in selling, general and administrative expenses as a percentage of net sales.


FIRST NINE MONTHS FISCAL 1997 COMPARED TO FIRST NINE MONTHS FISCAL 1996

     Net sales for the first nine months of fiscal 1997 increased by $28,737,000, or 20.3% over the first nine months of fiscal 1996. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $15,722,000, (ii) an increase in sales by Company owned retail stores of approximately $10,070,000, due in part to the expansion of the New York boutique, which was completed in October 1996, and the addition of one retail boutique and three retail outlet stores since the beginning of fiscal 1996 and (iii) an increase in sales to international retail customers of $2,945,000. Net sales increased primarily as a result of increased unit sales of various product lines.

     Gross profit for the first nine months of fiscal 1997 increased by $21,087,000, or 26.8% as compared with the first nine months of fiscal 1996, and increased as a percentage of net sales to 58.5% from 55.5%. This increase in the gross profit margin was due to an increase in the number of garments being produced and sold without a corresponding increase in the production costs and the Company's decision to change the method of accounting for its inventory from LIFO to FIFO, which increased the gross profit by $363,000.

     Selling, general and administrative expenses for the first nine months of fiscal 1997 increased by $12,717,000, or 26.6% over the first nine months of fiscal 1996, and increased as a percentage of net sales to 35.5% from 33.7%. This increase was primarily due to (i) an increase in salaries due to the Company's continued effort to build its sales and marketing team, (ii) an increase in sample expenses incurred due to the extension of the Company's product lines, (iii) an increase in costs associated with the lease of the new airplane, (iv) an increase in corporate legal expense related to the protection of the Company's trademarks, and (v) an increase in expenses for the Retail Division related to the expansion of the New York boutique.

     Operating income for the first nine months of fiscal 1997 increased by $8,370,000, or 27.1% over the first nine months of fiscal 1996. Operating income as percentage of net sales increased to 23.0% from 21.8% during the same period. This increase in operating income as a percentage of net sales was due to the increase in the gross profit margin, which was partially offset by the increase in selling, general and administrative expenses as a percentage of net sales.

     Other income for the first nine months of fiscal 1997 decreased by $442,000 as compared with the first nine months of fiscal 1996. This decrease was primarily due to the receipt of a workers' compensation insurance dividend of $316,000 during the first quarter of fiscal 1996, which related to the policy period ended December 31, 1994.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first nine months of fiscal 1997, cash provided by operating activities was $20,527,000. Cash provided by operating activities was primarily generated by net income, while cashed used in operating activities was primarily used to fund the increase in inventories and the decreases in accrued expenses and income taxes payable. Cash used in investing activities was $11,463,000 during the same period. The principal use of cash in investing activities was for the construction of the new design center, the purchase of 15 computerized knitting machines, the construction of improvements for the new manufacturing facility in Los Angeles, and the construction of leasehold improvements for a new boutique location in Dallas.

     The Company anticipates purchasing property and equipment of approximately $5,000,000 during the remainder of fiscal 1997. The estimated $5,000,000 will be used principally for the purchase of computerized knitting machines, the construction of a building and the related improvements for a new manufacturing facility in San Diego, California, and the construction of leasehold improvements for a new boutique location in Palm Beach. In addition, the Company is the majority owner in a new entity operating under the name of Amen Wardy Home Stores, LLC. The new entity will operate a number of home furnishing boutiques. The Company will invest $500,000 in the new entity and has agreed to loan an additional $1.5 million as working capital during the fourth quarter of fiscal 1997.

     As of August 3, 1997, the Company had approximately $65,289,000 in working capital and $16,635,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25,000,000 bank line of credit ("Line of Credit") which expires on March 1, 1999. The Line of Credit is unsecured and borrowings thereunder bear interest at the Company's choice of the bank's reference rate or an offshore rate plus 1.5%. As of August 3, 1997, no amounts were outstanding under the Line of Credit. The Company invests its excess funds primarily in a money market fund investment grade commercial paper, adjustable rate tax deferred municipal obligations collateralized by letters of credit issued by financial institutions and tax exempt municipal bonds.

     The Company believes it will be able to finance its working capital and capital expenditure requirements on both a short-term and long-term basis with internally generated funds.

     The Company declared a quarterly cash dividend of $0.025 per share on June 2, 1997 which was paid on July 29, 1997 to all shareholders of record on June 30, 1997. On September 8, 1997, the Company declared another quarterly cash dividend of $0.025 per outstanding share to be paid on November 6, 1997 to shareholders of record on October 8, 1997. Future dividends by the Company remain subject to limitations under applicable law and other factors the Board of Directors deems relevant, including results of operations, financial condition and capital requirements.

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

September 12, 1997                       ST. JOHN KNITS, INC.



                                    By:   /s/ Robert E. Gray
                                         -------------------------------------
                                         Robert E. Gray
                                         Chairman of the Board and
                                         Chief Executive Officer



                                    By:   /s/ Roger G. Ruppert
                                         -------------------------------------
                                         Roger G. Ruppert
                                         Senior Vice President - Finance,
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT                                                       SEQUENTIALLY
NUMBER                   DESCRIPTION OF EXHIBIT               NUMBERED PAGE
-------                  ----------------------               -------------

10.1 Distribution Agreement dated June 11, 1997 by and between the Company and Gary Farn, Ltd.

10.2 Joint Venture Agreement dated July 17, 1997 between the Company and Commercial Development
          Co., Ltd.

10.3 License and Distribution Agreement dated as of August 1, 1997 between the Company and
          St. John Co., Ltd.

10.4      Limited Liability Company Agreement for Amen
          Wardy Home Stores, LLC dated August 5, 1997, among the Company, AWH Direct, LLC, Amen Wardy, Sr.,
          Amen Wardy, Jr., Amen Wardy Home, Inc.,
          Bob Hightower and Amen Wardy Home Stores, LLC

10.5      Product Design and Development Agreement dated
          August 5, 1997 among the Company, Amen Wardy, Sr.
          and Amen Wardy, Jr.

27.1      Financial Data Schedule