Form 10-Q/A
period 1997-08-03
ST JOHN KNITS INC
filed 1997-11-17
CIK 896100

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

                         Commission File Number 1-11752

                              ST. JOHN KNITS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 California                          95-2245070
(State or Other Jurisdiction of Incorporation     (I.R.S. Employer
             or Organization)                   Identification Number)

17422 Derian Avenue, Irvine, California                 92614
(Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code:  (714) 863-1171

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X  No
                                   ---    ---

The number of outstanding shares of registrant's Common Stock, no par value, was 16,634,548 shares as of November 4, 1997.

================================================================================

                          PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K.

          See "Exhibit Index."

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ST. JOHN KNITS, INC.
                              (Registrant)



                         By:   /s/  Bob E. Gray
                              ----------------------------------
                              Bob E. Gray
                              Chairman of the Board and
                              Chief Executive Officer



                         By:   /s/  Roger G. Ruppert
                              ----------------------------------
                              Roger G. Ruppert
                              Senior Vice President - Finance,
                              Chief Financial Officer


Dated:  November 12, 1997

                                 EXHIBIT INDEX

Exhibit                                                    Sequentially
Number                   Description of Exhibit            Numbered Page
-------   ----------------------------------------------   -------------
10.1*     Distribution Agreement dated June 11, 1997
          by and between the Company and Gary Farn, Ltd.

10.2* Joint Venture Agreement dated July 17, 1997 between the Company and Commercial Development
          Co., Ltd.

10.3* License and Distribution Agreement dated as of August 1, 1997 between the Company and
          St. John Co., Ltd.

10.4*     Limited Liability Company Agreement for Amen
          Wardy Home Stores, LLC dated August 5, 1997, among the Company, AWH Direct, LLC, Amen Wardy,
          Sr., Amen Wardy, Jr., Amen Wardy Home, Inc.,
          Bob Hightower and Amen Wardy Home Stores, LLC

10.5*     Product Design and Development Agreement dated
          August 5, 1997 among the Company, Amen Wardy,
          Sr. and Amen Wardy, Jr.

18.1 Letter to the Company from Arthur Andersen LLP, dated November 7, 1997, regarding a change in accounting principles

27.1*     Financial Data Schedule

* Incorporated by reference from the Form 10-Q for the quarterly period ended August 3, 1997, as filed with the Securities and Exchange Commission on September 16, 1997.