Form 10-K405
period 1997-11-02
ST JOHN KNITS INC
filed 1998-01-30
CIK 896100

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 2, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO
                        COMMISSION FILE NUMBER 1-11752

                             ST. JOHN KNITS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             CALIFORNIA                                95-2245070
   (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION
   INCORPORATION OR ORGANIZATION)                        NUMBER)


         17422 DERIAN AVENUE
         IRVINE, CALIFORNIA                               92614
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of Registrant's Common Stock held by nonaffiliates as of January 28, 1998 was $614,943,847 based on 15,397,655 shares outstanding on such date and the closing sales price for the Common Stock on such date of $39.9375 as reported on the New York Stock Exchange.

  As of January 28, 1998, the Registrant had 16,714,548 shares of Common Stock outstanding.

  PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days of November 2, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  St. John Knits, Inc. (the "Company") is a leading designer, manufacturer and marketer of women's clothing and accessories, principally under the St. John trade name. For thirty five years, the St. John name has been associated with high quality and a specific look in knitwear characterized by vibrant colors and classic, timeless styling. The St. John "look," combined with limited production runs and selective distribution, has created an exclusive image, engendering consumer loyalty. An expanding consumer base and repeat purchasers have resulted in the Company's knitwear production being oversold to its retail customers since 1986.

PRODUCTS

  The Company's products are organized primarily into eight separate product lines: Knitwear, Accessories, Sport, Griffith & Gray, Shoes, Coat Collection, SJK and Fragrance.

  KNITWEAR The Company organizes its St. John knitwear collection into four
  --------
groups. The breadth of each group enables the Company to compete in most segments of women's designer clothing. The Company's knitwear products are sold as a collection of lifestyle clothing suitable for women's business, evening and casual needs. St. John knitwear is a year-round product, not confined to a single season or climate, due to its all-purpose weight. The Company designs knitwear collections to encourage consumers to coordinate outfits, resulting in multiple product purchases within a collection. Each group is sufficiently comprehensive to stand alone, which allows for flexibility in marketing and presentation.

    Collection:

    The Collection line consists of elegant ready-to-wear styles for which the Company is best known. This line of daytime knit fashions includes sophisticated dresses and suits that focus on a tailored look and are aimed at active women engaged in all kinds of lifestyles. The Collection line also includes jacket, pant, skirt, coat and sweater styles. All items in the line are sold as separates, including two-piece suit styles.

    Dressy:

    The Dressy line consists of dresses, theater suits and dressy separates. The basic look of the Dressy line is one of understated elegance enhanced by innovative, often luxurious touches, such as layers of transparent paillettes and sequins, embroidered sleeves or glittery collars and cuffs.

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

    Couture:

    The Couture line is comprised of both a day and evening group. The day group includes dresses and two-piece suits which are designed with elegant embroidery and beautiful lining. The evening group consists of two-piece suits and long gowns. Both groups are designed using colored paillettes and sequins and are very exclusive with limited production quantities.

  ACCESSORIES The Accessories line is comprised of fine fashion jewelry, silk
  -----------
scarves, suede belts and handbags. All accessories are color coordinated with the various fashion collections, yet are designed to work equally well on their own. Four collections of upscale jewelry are produced each year, from gold earrings and chunky chokers to bracelets, chain necklaces and chain belts.

  SPORT St. John Sport consists of a line of activewear which includes
  -----
jackets, skirts, pants, tops and jeans. The line is primarily manufactured in the Company's production facilities using woven fabrics purchased in Italy.

  GRIFFITH & GRAY The Griffith & Gray line includes suits, coats, dresses,
  ---------------
separates and eveningwear. Nearly one half of the line is manufactured in the Company's production facilities, including various knit styles. The balance of the line is manufactured by outside contractors located in Italy using high quality European woven fabrics.

  SHOES The St. John Shoe line consists of pumps, sling backs, loafers and
  -----
boots, manufactured in Italy using the finest Italian leather. During fiscal 1997, the Company began distribution of the shoe line to most of its major customers in the United States.

  COAT COLLECTION The St. John Coat Collection consists primarily of faux fur
  ---------------
coats in various styles and colors, manufactured in the Company's factories, using fabric imported from Europe.

  SJK The SJK line consists of dresses, skirts, pants, jackets and sweaters
  ---
which are simpler and priced from 30% to 50% lower than the Company's knit product line. The new line began shipping during the fourth quarter of fiscal 1997. SJK will be distributed through the Company's major customers.

  FRAGRANCE The Fragrance line includes perfume, eau de parfum, perfumed body
  ---------
mist, body cream, lotion, body powder and bath products. The signature fragrance is marketed as an accessory to the St. John apparel line through most of the Company's major customers and the Company's own retail stores. During fiscal 1997, the Company signed a distribution agreement to allow another company the rights to distribute the fragrance in the United States.

  The following table details the approximate range of suggested retail prices by product line. The suggested retail prices are indicative of individual item prices.

                                                            RANGE OF SUGGESTED
      PRODUCT LINE             SELECTED PRODUCTS              RETAIL PRICES
      --------------- -----------------------------------   ------------------
      Knitwear
       Collection     Dresses, 2-Piece Suits, 3-Piece          $350-$1,300
                      Suits, Jackets,
                      Pants, Skirts, Coats, Sweaters,
                      Separates
       Dressy         Dresses, Theater Suits, Dressy           $650-$2,000
                      Separates
       Basics         Skirts, Jackets, Pants                   $160-$  690
       Couture        Dresses, Gowns, Two-Piece Suits          $900-$3,300
      Accessories     Jewelry, Scarves, Belts, Handbags        $ 65-$  450
      Sport           Jackets, Skirts, Pants, Tops, Jeans      $120-$  700
      Griffith & Gray Suits, Coats, Dresses, Separates,        $300-$1,200
                      Eveningwear
      Shoes           Pumps, Sling Backs, Loafers, Boots       $220-$  495
      Coat Collection Faux Fur Coats                           $700-$1,300
      SJK             Dresses, Skirts, Pants, Jackets,         $150-$  600
                      Sweaters
      Fragrance       Perfume, Bath Products                   $ 25-$  250

SALES BY DIVISION

  The following is a comparison of the net sales by division for the past two fiscal years:

                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
     Knitwear............................................... $173,550  $149,297
     Company Owned Retail Stores............................   64,154    51,334
     Accessories............................................    9,328    10,105
     Sport..................................................    8,545     9,457
     Griffith & Gray........................................    5,605     3,585
     Shoes..................................................    3,441       --
     Coat Collection........................................    2,440     1,982
     SJK....................................................    1,980       --
     Fragrance..............................................    1,725     2,762
     Consolidated Subsidiaries..............................    2,074       --
     Sales Elimination......................................  (30,741)  (25,571)
                                                             --------  --------
     Total Net Sales........................................ $242,101  $202,951
                                                             ========  ========

DESIGN

  Marie St. John Gray is the Company's Chief Designer and provides leadership and direction for all aspects of the design process. In 1991, Kelly Gray assumed the responsibilities of Creative Director, and she was appointed President of the Company in April 1996. She currently shares with Marie Gray the responsibility of providing leadership and direction for the design staff. Each product line of the Company has its own design team which reports to either Marie or Kelly Gray.

MARKETING

  The Company's products are distributed primarily through a select group of specialty retailers and the Company's own retail boutiques. The Company distributes its products to approximately 600 locations in the United States and abroad. Three national specialty retailers, Saks Fifth Avenue, Neiman Marcus and Nordstrom, each accounted for more than 10.0% of the Company's net sales in fiscal 1997 (approximately 47% collectively), and have been customers of the Company for approximately 25, 20 and 15 years, respectively. These retailers generally purchase knitwear styles in each collection and carry a representative display of every product line. Since the mid 1980s, the Company has worked with these and certain other retailers to create in-store boutiques, which are designated areas devoted exclusively to the Company's products. Other significant customers of the Company include Jacobson's, Macy's West, Lord & Taylor, Marshall Field's and Dayton Hudson.

  During fiscal years 1997 and 1996, foreign sales accounted for approximately 7.6% and 6.6% of the Company's net sales, respectively. The Company distributes its products directly in Canada, Europe and parts of Asia. In Europe and parts of Asia, the Company uses independent sales representatives. During fiscal 1997, the Company formed a majority owned subsidiary in Japan. This new entity will distribute the Company's products within Japan. Prior to the formation of this new entity, the Company used a distributor for its sales into Japan.

  The Company believes that most major retailers are continuing to consolidate their women's apparel buying among a narrowing group of established brand name vendors such as the Company. Further, the Company is viewed by most of its major accounts as a core resource. This means that the Company's collection is one of the top products in the store in terms of sales volume and is the focus of management's attention and an important component to their profit structure. A core resource is valued by its growth potential and ability to make money for the store. As a core resource, the Company also receives priority in display, advertising, promotion and high traffic locations for its products.

  The Company markets its Collection, Dressy and Couture lines along with its Sport and Griffith & Gray lines twice a year, during the fall and cruise/spring seasons. The SJK and Shoe lines are marketed four times per year, while the Coat Collection is marketed only once a year. The Company markets its Basics, Accessories and Fragrance lines throughout the year. The Company's product lines are sold in its Irvine, Dallas, New York and Dusseldorf showrooms. The Company also markets its products in other foreign countries using its outside sales representatives to show the lines at various times throughout the year. Major accounts make their purchases in the Irvine showroom so that members of the Company's senior management team can work closely with these retailers to achieve the appropriate mix of merchandise. Members of the senior management team are also present in Dallas, New York and Dusseldorf to oversee sales during peak sales periods. Showings for the Knitwear product line for the fall season generally occur in January with delivery between May and October, and showings for the cruise/spring season generally occur in August with delivery between November and April. Orders for each of these six-month delivery periods normally are received within five weeks of showings, and the goods are then made to order, thereby minimizing inventory risk.

  Detailed marketing plans are prepared on a yearly basis and are coordinated with senior management of major retail customers. Plans are based on purchases, expected sales growth and profitability, and consist of a blend of advertising, promotion, in-store presentation and training of sales personnel. The strategy of the Company is to not only sell its products at wholesale, but to follow the sale through to the ultimate consumer. The Company believes that this approach ensures steady, consistent growth by building its consumer base. The retail account sales force consists of an outside sales team, showroom personnel and customer service representatives. The outside sales team is comprised of 35 field representatives employed by the Company who live and work in key retail cities. They are experienced individuals with strong retail or wholesale backgrounds, and they are directly accountable for the performance of their assigned retail stores. The function of the outside sales team is to establish and maintain in-store boutique presentations, to develop close working relationships with store management, to develop key sales people into St. John specialists, and to be skilled and knowledgeable trainers in fashion, style and fit. The Company also has showroom personnel positioned at its showrooms in Irvine, Dallas and New York who present the collection to retail accounts. The Company's customer service representatives who are also located at the showrooms maintain computerized shipping and order records and keep daily or weekly information on each store's retail sales and styles sold.

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

  In keeping with its exclusive upscale image, the Company advertises in both national and international fashion magazines. Management believes that this advertising approach enhances the Company's image. The Company's advertising features Kelly Gray as its Signature Model. The Company designs and produces seasonal exclusive St. John catalogs, which are distributed at the discretion of individual specialty retailers. Distribution is usually limited to target repeat purchasers or those who meet the Company's consumer profile.

COMPANY OWNED STORES

  In order to diversify its product distribution and enhance name recognition, the Company began opening its own retail boutiques in 1989 and currently operates eighteen such boutiques. During fiscal 1997, the Company relocated its retail boutique locations in both Dallas and Palm Beach to new, larger facilities. This move increased the square footage of the boutiques by 1,700 and 3,400 square feet, respectively. Subsequent to the end of fiscal 1997, the Company opened its eighteenth boutique in Aspen, Colorado. The Company also operates seven outlet stores for off-price inventory, which includes unsold items from its boutiques, seconds and design samples. In fiscal years 1997 and 1996, Company owned retail boutiques and outlet stores represented 26.5% and 25.3% of net sales, respectively. The Company believes its retail boutiques have not adversely affected sales of its products by specialty retailers.

  During fiscal 1997, the Company formed Amen Wardy Home Stores, LLC, a new entity which is 51 percent owned. The new entity was established to operate home furnishing boutiques under the name of Amen Wardy Home. The Amen Wardy Home boutiques will sell upscale home furnishing and gift items. Two boutiques were open prior to the end of fiscal 1997, including locations in Dallas and Boston.

MANUFACTURING

  The Company has developed a vertically integrated manufacturing process which it believes is critical to its success. This process assures greater quality control, enhances manufacturing flexibility and reduces the lead time of the manufacturing cycle. The Company twists, dyes and knits its yarn, as well as constructs, presses and finishes its knit products, in its six facilities located in Southern California. The Company manufactures its knitwear using the computer aided manufacturing capabilities of its electronic knitting machines and a skilled labor force. The Company also manufactures its own jewelry and hardware for its products. Since the Company manufactures products primarily based on orders received from retailers, the Company maintains limited inventories of finished goods. During fiscal 1997, approximately 94% of the Company's products were manufactured at the Company's own facilities, while the remaining 6% of the Company's products, consisting principally of the Griffith & Gray and shoe product lines, as well as handbags, scarves, belts and fragrance, were manufactured by outside contractors primarily in Europe.

  The basic raw materials for the Company's knitted apparel products consist of wool originating from Australia and viscose rayon from Germany and Japan. The manufacturing process begins when the wool and rayon are twisted together on the Company's precision twisting machines. The twisted yarn is transferred to the Company's dye house for dyeing. Yarn is dyed, based on garment orders received. The dyed yarn is knitted to create apparel products on the Company's computerized electronic knitting machines. The knitted pieces, or blankets, are assembled and finished in the Company's linking, seaming and hand finishing facilities. The Company's jewelry and hardware manufacturing plant produces the buttons and buckles for garments, as well as bracelets, earrings, necklaces, chokers, pins and other accessories. During fiscal 1997, the Company began to manufacture more of its woven products in its manufacturing facilities, including both the Sport and Coat Collection lines. In addition, the Company manufactures blouses, jeans and certain scarves in its own facilities.

  The Company's production staff coordinates all apparel manufacturing. The vertical integration and constant monitoring of the manufacturing process allows for timely reaction to styles or groups of styles that are in high demand. This response time would be more difficult if the Company had to rely on outside contractors.

  The Company's vertically integrated jewelry and hardware manufacturing facility was completed in December 1991. This facility allows for extensive product development by the Company's creative design team, quality control over all phases of jewelry manufacturing and quick response to production requirements. Subsequent to the end of fiscal 1997, the Company purchased land and started construction on a new jewelry and hardware manufacturing facility located in Mexico. The new facility will be completed during fiscal 1998 and will give the Company additional manufacturing capacity as well as lower the cost of certain jewelry and hardware components.

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

SUPPLIERS

  In the production of its knitwear, the Company uses the highest quality wool, primarily from Australia. Generally, a wool commitment is taken with the Company's primary U.S. spinner for a set quantity of wool based on the Company's forecasted wool requirements for approximately one year. Other spinners are available, both domestically and internationally, with comparable pricing for spun Australian wool yarn. The Company also has yarn suppliers in Europe and Asia. The Company generally maintains an inventory of twisted yarn sufficient for approximately six weeks of production to protect it from potential interruptions in the flow of raw materials. Rayon is available in raw or dyed form from various European and Japanese suppliers. The Company purchases fabric from various suppliers and has little difficulty in satisfying its fabric requirements from Europe and Asia. Crystals, glass beadings, pearls and raw materials used in manufacturing of paillettes are purchased from certain suppliers in Europe. The Company believes there are alternative sources for certain of these specialized items.

TRADEMARKS

  The Company owns and utilizes several trademarks, principal among which are St. John(R), Marie St. John(R), SJK(R), St. John Boutiques(R) and Griffith Gray(R). The St. John(R) trademark is registered with the United States Patent and Trademark Office and in several other major jurisdictions in the world. The Company does not own the rights to sell its knitwear products under the St. John(R) trademark in Japan. Sales of the Company's products in Japan are made under the trademark Marie Gray for Best International(R), which is also owned by the Company. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

REGULATION

  Federal, state and local regulations relating to the work place and the discharge of materials into the environment are continually changing; therefore, it is difficult to gauge the total future impact of such regulations on the Company. However, the Company does not expect existing government regulations to have a material effect on the Company's competitive position, operating results or planned capital expenditures.

SUBSIDIARIES

 St. John Knits International, Incorporated

  St. John Knits International, Incorporated ("International") is a foreign sales corporation for the Company. International was incorporated during fiscal 1997 in Barbados as a "large FSC" under Section 922 of the Internal Revenue Code of 1986, as amended. International participates in certain of the Company's foreign operations.

  Previously, the Company operated a "small FSC" under the name St. John Knits International, Inc. This entity was dissolved during fiscal 1997.

 St. John Company, Ltd.

  St. John Company, Ltd. is a 51 percent owned subsidiary of the Company which was incorporated during fiscal 1997 under the laws of Japan. St. John Company, Ltd. is licensed by the Company to distribute the Company's products in Japan.

 Amen Wardy Home Stores, LLC

  Amen Wardy Home Stores, LLC ("Amen"), a Delaware limited liability company, is a 51 percent owned subsidiary of the Company. Amen was formed during fiscal 1997 to operate retail home furnishing boutiques.

 St. John Trademarks, Inc.

  St. John Trademarks, Inc. is a wholly owned subsidiary of the Company. St. John Trademarks, Inc. and the Company have entered into a partnership organized under the laws of Luxembourg to hold certain of the Company's proprietary rights.

 St. John--Varian Development Company

  Effective April 3, 1995, the Company formed a joint venture with an unrelated third party to acquire a 175,000 square foot building located in Irvine, California. The Company and the third party each hold a 50% interest in the partnership. The partnership leases the building to the Company under a lease agreement expiring in 2010.

 St. John--Italy, Inc.

  St. John--Italy, Inc., a California corporation, is a wholly owned subsidiary of the Company. St. John--Italy, Inc. was incorporated during fiscal 1996 to operate as a branch in Italy. During fiscal 1997, the entity began operating as a buying office for the Company.

 St. John Knits AG

  St. John Knits AG is a wholly owned subsidiary of the Company which was incorporated during fiscal 1996 under the laws of Switzerland. St. John Knits AG operates a research and development facility and buying office located in Switzerland.

 St. John de Mexico SA de CV

  St. John de Mexico SA de CV is a wholly owned subsidiary of the Company which was incorporated during fiscal 1997 under the laws of Mexico. St. John de Mexico will operate as a manufacturing entity within Mexico to assist in the production of the Company's jewelry and hardware components.

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

EMPLOYEES

  At November 2, 1997, the Company had approximately 3,255 full-time employees, including 7 in executive positions, approximately 210 in design and sample production, 2,370 in production, 80 in quality control, 265 in retail, 85 in sales and advertising, and the balance in clerical and office positions. The Company is not party to any labor agreements, and none of its employees are represented by a union. The Company believes a significant number of its employees are highly skilled and that turnover among these employees has been minimal. The Company considers its relationship with its employees to be good and has not experienced any interruption of its operations due to labor disputes.

BACKLOG

  At November 2, 1997, the Company had unfilled customer orders for the cruise/spring season of approximately $97 million compared with approximately $79 million as of November 3, 1996. Orders for the cruise/spring season are generally shipped during November through April. The Company's experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

ITEM 2. PROPERTIES

  The principal executive offices of the Company are located at 17422 Derian Avenue, Irvine, California 92614.

COMPANY-OWNED PROPERTIES

  The general location, use and approximate size of the Company-owned properties are set forth below:

                                                                          APPROXIMATE
                                                                            AREA IN
        LOCATION                                USE                       SQUARE FEET
------------------------  ----------------------------------------------- -----------
Irvine, California......  Design Facility, Showroom, Sewing, Warehousing,   110,500
                          Shipping
Van Nuys, California....  Assembling, Sewing                                 27,900
San Ysidro, California..  Assembling                                         27,300
Irvine,
 California/(1)/........  Under Construction                                 24,300
Irvine, California......  Knitting                                           20,500

LEASED PROPERTIES

  The general location, use, approximate size and lease expiration date of the Company's principal leased properties are set forth below:

                                                                 APPROXIMATE   LEASE
                                                                   AREA IN   EXPIRATION
        LOCATION                           USE                   SQUARE FEET    DATE
------------------------  -------------------------------------- ----------- ----------
Irvine,                   Knitting, Sewing, Finishing, Shipping,   175,000      7/10
 California/(2)/........  Administrative Offices
Irvine, California......  Corporate Headquarters, Showroom,         85,000      5/01
                          Twisting, Dyeing
Alhambra, California....  Assembling, Sewing                        41,000      8/01
Santa Ana, California...  Jewelry and Hardware Manufacturing        23,000      5/99
New York, New York......  Showroom                                  12,300     11/04
New York,                                                            7,500      6/11
 New York/(3)/..........  Retail Boutique
Beverly Hills,                                                       7,000      3/06
 California.............  Retail Boutique
New York, New                                                        6,200      6/01
 York/(3)/..............  Retail Boutique
Chicago, Illinois.......  Retail Boutique                            6,000      9/04
Las Vegas, Nevada/(4)/..  Retail Boutique                            5,500      1/08
Munich, Germany.........  Retail Boutique                            4,400      4/02

--------
(1) The Company closed escrow on this property on October 30, 1997. Once renovation is complete, this property will give the Company additional office and manufacturing space.
(2) The Company leases this property from a general partnership in which the Company holds a 50% interest.
(3) The square footage of the retail boutique located on 5th Avenue in New York City is covered by these two leases.
(4) This lease was entered on December 10, 1997 for a new boutique location in Las Vegas, Nevada. It is anticipated that the new boutique will open during the second quarter of fiscal 1998.

  The Company believes that there are facilities available for lease in the event that either the productive capacities of the Company's manufacturing facilities need to be expanded or a current lease of a manufacturing facility expires. The Company also leases space for thirteen additional retail boutiques, two additional showrooms, one additional administrative facility, seven outlet stores, four Amen Wardy Home stores and a storage facility (aggregating approximately 135,000 square feet).

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
      MATTERS

  The Company's Common Stock is traded on the New York Stock Exchange under the symbol "SJK." The high and low trading prices of the Company's Common Stock during each quarter of fiscal years 1997 and 1996, and the dividends paid per share were as follows:

                                        FISCAL 1997            FISCAL 1996
                                   ---------------------- ----------------------
QUARTER                             HIGH   LOW   DIVIDEND  HIGH   LOW   DIVIDEND
-------                            ------ ------ -------- ------ ------ --------
Fourth............................ $49.19 $38.50  $0.025  $51.75 $39.38  $0.025
Third............................. $54.50 $38.75  $0.025  $48.50 $29.50  $0.025
Second............................ $45.50 $37.50  $0.025  $34.38 $22.88  $0.025
First............................. $48.13 $41.13  $0.025  $27.13 $23.19  $0.025

  All amounts have been adjusted for the 2-for-1 stock split which occurred during the third quarter of fiscal 1996.

  As of January 28, 1998, the closing sales price for the Company's Common Stock, as reported on the New York Stock Exchange, was $39.9375.

  During fiscal years 1997 and 1996, the Company paid in the aggregate $.10 per share in cash dividends to its shareholders. In addition, the Company declared another quarterly dividend of $.025 per share on December 16, 1997 to be paid in cash on February 14, 1998 to the shareholders of record on January 14, 1998. The Company's ability to pay other dividends will depend upon limitations under applicable law and other factors the Board of Directors deems relevant, including results of operations, financial condition and capital and surplus requirements.

  As of January 28, 1998, the number of holders of record of the Company's Common Stock was approximately 350, and there were approximately 11,500 beneficial owners of the Company's Common Stock.

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

                                              FISCAL YEAR ENDED
                         NOVEMBER 2, NOVEMBER 3, OCTOBER 29, OCTOBER 30, OCTOBER 31,
                            1997        1996        1995        1994        1993
                         ----------- ----------- ----------- ----------- -----------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales...............  $242,101    $202,951    $161,795    $127,953    $100,328
Cost of sales...........    99,545      88,871      74,252      59,179      48,590
                          --------    --------    --------    --------    --------
Gross profit............   142,556     114,080      87,543      68,774      51,738
Selling, general and
 administrative
 expenses...............    84,545      68,385      54,550      43,288      32,959
                          --------    --------    --------    --------    --------
Operating income........    58,011      45,695      32,993      25,486      18,779
Other income............       713       1,355         803         340         272
                          --------    --------    --------    --------    --------
Income before income
 taxes..................    58,724      47,050      33,796      25,826      19,051
Income taxes............    24,300      19,929      14,243      10,880       7,992
                          --------    --------    --------    --------    --------
Net income..............  $ 34,424    $ 27,121    $ 19,553    $ 14,946    $ 11,059
                          ========    ========    ========    ========    ========
Net income per
 share/(1)/.............  $   2.01    $   1.59    $   1.19    $   0.91    $   0.67
                          ========    ========    ========    ========    ========
Dividends per
 share/(1)(2)/..........  $   0.10    $   0.10    $   0.10    $  0.075         --
                          ========    ========    ========    ========    ========
Weighted average shares
 outstanding/(1)/.......    17,134      17,016      16,433      16,396      16,392
                          ========    ========    ========    ========    ========

                         NOVEMBER 2, NOVEMBER 3, OCTOBER 29, OCTOBER 30, OCTOBER 31,
                            1997        1996        1995        1994        1993
                         ----------- ----------- ----------- ----------- -----------
                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.........  $ 69,693    $ 49,628     $38,130     $31,442     $22,280
Total assets............   153,904     116,494      85,973      62,634      46,262
Total debt..............       --          --          --          --          --
Shareholders' equity....   130,680      97,093      69,227      50,530      36,580

--------
(1) Net income per share, dividends per share and weighted average shares outstanding have been adjusted for the 2-for-1 stock split which occurred during the third quarter of fiscal 1996.
(2) During fiscal 1993, the Company paid a special cash dividend of $5,000,000 to all shareholders of record on February 8, 1993 (i.e., the shareholders of the Company prior to its initial public offering). Due to the one-time nature of this special cash dividend, it is not reflected as dividends per share in this table.

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

RESULTS OF OPERATIONS

  The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                 PERCENTAGE OF NET SALES
                                                    FISCAL YEAR ENDED
                                           -----------------------------------
                                           NOVEMBER 2, NOVEMBER 3, OCTOBER 29,
                                              1997        1996        1995
                                           ----------- ----------- -----------
Net sales.................................    100.0%      100.0%      100.0%
Cost of sales.............................     41.1        43.8        45.9
                                              -----       -----       -----
Gross profit..............................     58.9        56.2        54.1
Selling, general and administrative ex-
 penses...................................     34.9        33.7        33.7
                                              -----       -----       -----
Operating income..........................     24.0        22.5        20.4
Other income..............................      0.3         0.7         0.5
                                              -----       -----       -----
Income before income taxes................     24.3        23.2        20.9
Income taxes..............................     10.0         9.8         8.8
                                              -----       -----       -----
Net income................................     14.3%       13.4%       12.1%
                                              =====       =====       =====

FISCAL 1997 COMPARED TO FISCAL 1996

  Net sales for fiscal 1997 increased by $39,150,000, or 19.3% over fiscal 1996. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $23,017,000, (ii) an increase in sales by Company owned retail stores of approximately $12,820,000, due in part to the expansion of the New York boutique, which was completed in October 1996, and the addition of one retail boutique and two retail outlet stores since the beginning of fiscal 1996 and (iii) an increase in sales to international retail customers of $3,313,000. Net sales increased primarily as a result of increased unit sales of various product lines.

  Gross profit for fiscal 1997 increased by $28,476,000, or 25.0% as compared with fiscal 1996, and increased as a percentage of net sales to 58.9% from 56.2%. This increase in the gross profit margin was primarily due to an increase in the number of garments being produced and sold without a corresponding increase in the production costs, due in part to the fixed nature of certain costs.

  Selling, general and administrative expenses for fiscal 1997 increased by $16,160,000, or 23.6% over fiscal 1996, and increased as a percentage of net sales to 34.9% from 33.7%. This increase was primarily due to (i) an increase in promotion and advertising expenses related to an expansion of the Company's advertising program, (ii) an increase in salaries due to the Company's continued effort to build its sales and marketing team and (iii) an expansion of the Company's sales to foreign customers which include, among other things, import duty, sales commissions, and additional freight charges.

  Operating income for fiscal 1997 increased by $12,316,000 or 27.0% over fiscal 1996. Operating income as percentage of net sales increased to 24.0% from 22.5% during the same period. This increase in operating income as a percentage of net sales was due to the increase in the gross profit margin which was partially offset by the increase in selling, general and administrative expenses as a percentage of net sales.

  Other income for fiscal 1997 decreased by $642,000 as compared with fiscal 1996. This decrease was primarily due to the receipt of a workers' compensation insurance dividend of $316,000 during the first quarter of fiscal 1996, which related to the policy period ended December 31, 1994.

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

  Gross profit for fiscal 1996 increased by $26,537,000, or 30.3% as compared with fiscal 1995, and increased as a percentage of net sales to 56.2% from 54.1%. This increase in the gross profit margin was due to (i) an increase in the number of garments being produced and sold without a corresponding increase in the production costs, due in part to the fixed nature of certain costs, and (ii) an increase in the gross profit margin recorded for the Company owned retail stores ("Retail Division").

  Selling, general and administrative expenses for fiscal 1996 increased by $13,835,000, or 25.4% over fiscal 1995, yet stayed constant as a percentage of net sales at 33.7%. The Company experienced a decrease in the selling, general and administrative expenses as a percentage of net sales due to an increase in the net sales during fiscal 1996 without a corresponding increase in selling, general and administrative expenses, which was offset by (i) an increase in advertising expense due to the expansion of the Company's advertising program,
(ii) an expansion of the Company's sales to foreign customers which include, among other things, import duty, sales commissions, and additional freight charges; and (iii) the higher selling, general and administrative expenses as a percentage of sales reported by the Retail Division.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During fiscal 1997, cash provided by operating activities was $30,459,000. Cash provided by operating activities was primarily generated by net income and an increase in accounts payable, while cash used in operating activities was primarily used to fund the increases in accounts receivable and inventories. Cash used in investing activities was $21,542,000 during fiscal 1997. The principal use of cash in investing activities was for (i) the construction of the new design center,
(ii) the purchase of 40 computerized knitting machines, (iii) the purchase of
1.8 acres of land including a 24,300 square foot building in Irvine, California to be used for future expansion, (iv) the construction of improvements for two new manufacturing facilities in Southern California and
(v) the construction of leasehold improvements for new boutique locations in Dallas and Palm Beach.

  During fiscal 1997, the Company purchased the trademark Marie Gray for Best International(R) from its distributor in Japan. In addition, the Company formed St. John Company, Ltd. in Japan to operate as a 51 percent owned subsidiary to distribute the Company's products in Japan. The Company also formed Amen Wardy Home Stores, LLC, which currently operates two home furnishing stores under the name Amen Wardy Home.

  The Company anticipates purchasing property and equipment of approximately $20,000,000 during 1998. The estimated $20,000,000 will be used principally for (i) the purchase of computerized knitting machines, (ii) the purchase of property and the construction of improvements for a jewelry manufacturing facility in Mexico, (iii) upgrades to the Company's computer systems and (iv) the construction of leasehold improvements for new boutique locations in both Hawaii and Las Vegas.

  As of November 2, 1997, the Company had approximately $69,693,000 in working capital and $16,618,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25,000,000 bank line of credit ("Line of Credit"). Subsequent to the end of fiscal 1997, the Company amended the Line of Credit to extend the expiration date to March 1, 2000. The Line of Credit is unsecured and borrowings thereunder bear interest at the Company's choice of the bank's reference rate (8.5 percent at November 2, 1997) or an offshore rate plus 1.5 percent. As of November 2, 1997, no amounts were outstanding under the Line of Credit. The Company invests its excess funds primarily in a money market fund, investment grade commercial paper, adjustable rate tax deferred municipal obligations collateralized by letters of credit issued by financial institutions and tax exempt municipal bonds.

  The Company believes it will be able to finance its working capital and capital expenditure requirements on both a short-term and long-term basis with internally generated funds.

  The Company paid approximately $1,661,000 in dividends to its shareholders during fiscal 1997. On December 16, 1997, the Company declared another quarterly cash dividend of $0.025 per outstanding share to be paid on February 14, 1998 to shareholders of record on January 14, 1998. Future dividends by the Company remain subject to limitations under applicable law and other factors the Board of Directors deems relevant, including results of operations, financial condition and capital requirements.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days of November 2, 1997, under the captions "Election of Directors" and "Executive Officers," and is incorporated herein by this reference as if set forth in full herein.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days of November 2, 1997 under the captions "Executive Compensation and Other Information," "Election of Directors," "Compensation Report," and "Company Stock Price Performance," and is incorporated herein by this reference as if set forth in full herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days of November 2, 1997 under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by this reference as if set forth in full herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days of November 2, 1997 under the caption "Certain Transactions," and is incorporated herein by this reference as if set forth in full herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    1. Consolidated Financial Statements--See "Index to Consolidated Financial Statements"

    2. Consolidated Financial Statement Schedule--See "Index to Consolidated Financial Statements"

    3. Exhibits--See "Exhibit Index"

  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended November 2, 1997.

                              ST. JOHN KNITS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..................................  17

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets at November 2, 1997 and November 3, 1996....  18
  Consolidated Statements of Income for the years ended November 2, 1997,
   November 3, 1996 and October 29, 1995..................................  19
  Consolidated Statements of Shareholders' Equity for the years ended
   November 2, 1997, November 3, 1996 and October 29, 1995................  20
  Consolidated Statements of Cash Flows for the years ended November 2,
   1997, November 3, 1996 and October 29, 1995............................  21
  Notes to Consolidated Financial Statements..............................  22

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
  Schedule II--Valuation and Qualifying Account...........................  30

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To St. John Knits, Inc.:

  We have audited the accompanying consolidated balance sheets of ST. JOHN KNITS, INC. (a California corporation) and subsidiaries as of November 2, 1997 and November 3, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 2, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of St. John Knits, Inc. and subsidiaries as of November 2, 1997 and
November 3, 1996, and the results of their operations and their cash flows for each of the three years in the period ended November 2, 1997 in conformity with generally accepted accounting principles.

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


                                          Arthur Andersen LLP

Orange County, California
December 17, 1997

                              ST. JOHN KNITS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     NOVEMBER 2,   NOVEMBER 3,
                    A S S E T S                          1997          1996
                    -----------                      ------------  ------------
Current assets:
  Cash and cash equivalents......................... $ 14,266,564  $  6,186,057
  Investments.......................................    2,351,765     4,222,516
  Accounts receivable, net..........................   36,572,423    28,093,606
  Inventories.......................................   30,736,980    23,619,054
  Deferred income tax benefit.......................    5,793,961     5,493,961
  Other.............................................    2,591,742     1,269,382
                                                     ------------  ------------
    Total current assets............................   92,313,435    68,884,576
Property and equipment:
  Machinery and equipment...........................   35,903,659    29,930,228
  Leasehold improvements............................   25,351,868    22,636,537
  Buildings.........................................   11,572,917           --
  Furniture and fixtures............................    5,434,754     4,427,249
  Land..............................................    3,536,606     3,461,103
  Construction in progress..........................    4,225,573     6,797,018
                                                     ------------  ------------
                                                       86,025,377    67,252,135
  Less--Accumulated depreciation and amortization...   28,222,633    23,351,904
                                                     ------------  ------------
                                                       57,802,744    43,900,231
                                                     ------------  ------------
Other assets........................................    3,787,396     3,709,316
                                                     ------------  ------------
                                                     $153,903,575  $116,494,123
                                                     ============  ============
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable.................................. $ 10,034,396  $  5,404,401
  Accrued expenses..................................   10,504,934    11,508,469
  Income taxes payable..............................    2,081,242     2,344,000
                                                     ------------  ------------
    Total current liabilities.......................   22,620,572    19,256,870
                                                     ------------  ------------
Minority interest...................................      602,910           --
                                                     ------------  ------------
Deferred income tax liability.......................          --        143,941
                                                     ------------  ------------
Commitments (Note 7)
Shareholders' equity:
  Preferred Stock, no par value: Authorized--
   2,000,000 shares, issued and outstanding--none...          --            --
  Common Stock, no par value: Authorized--40,000,000
   shares, issued and outstanding--16,634,548 and
   16,599,064 shares, respectively..................      502,799       502,799
  Additional paid-in capital........................   18,929,541    18,085,151
  Cumulative Translation Adjustment.................      (19,351)          --
  Retained earnings.................................  111,267,104    78,505,362
                                                     ------------  ------------
                                                      130,680,093    97,093,312
                                                     ------------  ------------
                                                     $153,903,575  $116,494,123
                                                     ============  ============

                            See accompanying notes.

                              ST. JOHN KNITS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 FOR THE YEARS ENDED
                                        --------------------------------------
                                        NOVEMBER 2,  NOVEMBER 3,  OCTOBER 29,
                                            1997         1996         1995
                                        ------------ ------------ ------------
Net sales.............................. $242,100,843 $202,951,000 $161,794,890
Cost of sales..........................   99,545,173   88,870,838   74,252,002
                                        ------------ ------------ ------------
Gross profit...........................  142,555,670  114,080,162   87,542,888
Selling, general and administrative
 expenses..............................   84,544,884   68,385,089   54,550,191
                                        ------------ ------------ ------------
Operating income.......................   58,010,786   45,695,073   32,992,697
Other income...........................      712,694    1,355,234      803,455
                                        ------------ ------------ ------------
Income before income taxes.............   58,723,480   47,050,307   33,796,152
Income taxes...........................   24,299,829   19,928,645   14,242,838
                                        ------------ ------------ ------------
Net income............................. $ 34,423,651 $ 27,121,662 $ 19,553,314
                                        ============ ============ ============
Net income per share................... $       2.01 $       1.59 $       1.19
                                        ============ ============ ============
Dividends per share.................... $       0.10 $       0.10 $       0.10
                                        ============ ============ ============
Weighted average common shares
 and equivalents outstanding...........   17,133,631   17,015,991   16,432,884
                                        ============ ============ ============


                            See accompanying notes.

                              ST. JOHN KNITS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                               PREFERRED
                                 STOCK        COMMON STOCK
                             ------------- -------------------
                             NUMBER          NUMBER            ADDITIONAL  CUMULATIVE
                               OF              OF                PAID-IN   TRANSLATION   RETAINED
                             SHARES AMOUNT   SHARES    AMOUNT    CAPITAL   ADJUSTMENT    EARNINGS       TOTAL
                             ------ ------ ---------- -------- ----------- ----------- ------------  ------------
Balance, October 30, 1994..    --     --   16,413,536 $502,799 $14,899,340  $    --    $ 35,127,550  $ 50,529,689
  Dividends declared
   ($.10 per share)........    --     --          --       --          --        --      (1,643,816)   (1,643,816)
  Shares issued upon
   exercise of options
   including tax benefit...    --     --       55,198      --      788,053       --             --        788,053
  Net income...............    --     --          --       --          --        --      19,553,314    19,553,314
                              ----   ----  ---------- -------- -----------  --------   ------------  ------------
Balance, October 29, 1995..    --     --   16,468,734  502,799  15,687,393       --      53,037,048    69,227,240
  Dividends declared
   ($.10 per share)........    --     --          --       --          --        --      (1,653,348)   (1,653,348)
  Shares issued upon
   exercise of options
   including tax benefit...    --     --      130,330      --    2,397,758       --             --      2,397,758
  Net income...............    --     --          --       --          --        --      27,121,662    27,121,662
                              ----   ----  ---------- -------- -----------  --------   ------------  ------------
Balance, November 3, 1996..    --     --   16,599,064  502,799  18,085,151       --      78,505,362    97,093,312
  Dividends declared
   ($.10 per share)........    --     --          --       --          --        --      (1,661,909)   (1,661,909)
  Shares issued upon
   exercise of options
   including tax benefit...    --     --       35,484      --      844,390       --             --        844,390
  Foreign currency
   translation adjustment..    --     --          --       --          --    (19,351)           --        (19,351)
  Net income...............    --     --          --       --          --        --      34,423,651    34,423,651
                              ----   ----  ---------- -------- -----------  --------   ------------  ------------
Balance November 2, 1997...    --     --   16,634,548 $502,799 $18,929,541  $(19,351)  $111,267,104  $130,680,093
                              ====   ====  ========== ======== ===========  ========   ============  ============


                            See accompanying notes.

                              ST. JOHN KNITS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                FOR THE YEARS ENDED
                                       ----------------------------------------
                                       NOVEMBER 2,   NOVEMBER 3,   OCTOBER 29,
                                           1997          1996          1995
                                       ------------  ------------  ------------
Cash flows from operating activities:
  Net income.........................  $ 34,423,651  $ 27,121,662  $ 19,553,314
  Adjustments to reconcile net income
   to net cash provided
   by operating activities:
    Depreciation and amortization....     8,858,703     7,042,376     5,312,723
    Net increase in deferred income
     tax benefit.....................      (300,000)   (1,925,194)   (2,726,482)
    Loss on disposal of property and
     equipment.......................       215,810        42,792       237,401
    Partnership losses...............       351,165       224,368       145,714
    Minority interest in income of
     consolidated subsidiaries.......       602,910           --            --
    Increase in accounts receivable..    (8,478,817)   (6,969,300)   (4,760,170)
    Increase in inventories..........    (7,117,926)   (8,710,012)   (4,176,690)
    (Increase) decrease in other
     current assets..................    (1,322,360)   (1,022,146)       46,471
    (Increase) decrease in other
     assets..........................         6,700    (1,501,100)      (41,860)
    Increase in accounts payable.....     4,629,995       923,607       357,644
    Increase (decrease) in accrued
     expenses........................    (1,004,422)    2,343,116     1,325,607
    Increase (decrease) in income
     taxes payable...................      (262,758)     (729,125)    2,740,807
    Decrease in deferred income tax
     liability.......................      (143,941)          --            --
                                       ------------  ------------  ------------
      Net cash provided by operating
       activities....................    30,458,710    16,841,044    18,014,479
                                       ------------  ------------  ------------
Cash flows from investing activities:
  Proceeds from sale of property and
   equipment.........................        84,641        60,294        60,351
  Purchase of property and
   equipment.........................   (22,751,076)  (21,400,369)  (17,571,067)
  Purchase of trademarks.............      (747,928)          --            --
  Purchase of short-term
   investments.......................      (204,959)     (347,006)     (244,551)
  Sale of short-term investments.....     2,075,710     2,524,182           --
  Capital contributions to
   partnership.......................       (67,108)     (995,869)          --
  Capital distributions from
   partnership.......................        68,500        44,500        41,000
                                       ------------  ------------  ------------
      Net cash used in investing
       activities....................   (21,542,220)  (20,114,268)  (17,714,267)
                                       ------------  ------------  ------------
Cash flows from financing activities:
  Dividends paid.....................    (1,661,022)   (1,650,090)   (1,232,097)
  Issuance of common stock...........       844,390     2,397,758       788,053
                                       ------------  ------------  ------------
      Net cash provided by (used in)
       financing activities..........      (816,632)      747,668      (444,044)
                                       ------------  ------------  ------------
Effect of exchange rate changes......       (19,351)          --            --
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................     8,080,507    (2,525,556)     (143,832)
Beginning balance, cash and cash
 equivalents.........................     6,186,057     8,711,613     8,855,445
                                       ------------  ------------  ------------
Ending balance, cash and cash
 equivalents.........................  $ 14,266,564  $  6,186,057  $  8,711,613
                                       ============  ============  ============
Supplemental disclosures of cash flow
 information:
  Cash received during the year for
   interest income...................  $    988,272  $    717,099  $    559,548
                                       ============  ============  ============
  Cash paid during the year for:
    Interest expense.................  $     46,954  $        --   $      1,438
                                       ============  ============  ============
    Income taxes.....................  $ 24,526,911  $ 20,565,267  $ 13,991,651
                                       ============  ============  ============

                            See accompanying notes.

                             ST. JOHN KNITS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            NOVEMBER 2, 1997, NOVEMBER 3, 1996 AND OCTOBER 29, 1995

1. COMPANY BACKGROUND AND BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of St. John Knits, Inc. (St. John) and its subsidiaries. St. John and its subsidiaries are collectively referred to herein as "the Company." All interdivisional and intercompany transactions and accounts have been eliminated. The Company is a leading designer, manufacturer and marketer of women's clothing and accessories. The Company's products are distributed primarily through specialty retailers and the Company's own retail boutiques.

  During fiscal 1997 the Company formed St. John Company, Ltd. in Japan to operate as a 51 percent owned subsidiary to distribute the Company's products in Japan. The Company also formed Amen Wardy Home Stores, LLC, which is also 51 percent owned and currently operates two home furnishing boutiques under the name Amen Wardy Home. The operations of both entities are included in the accompanying consolidated financial statements.

2. SUMMARY OF ACCOUNTING POLICIES

 a. Definition of Fiscal Year

  The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. Accordingly, fiscal years 1997, 1996 and 1995 ended on November 2, November 3 and October 29, respectively. Fiscal years 1997 and 1995 were comprised of 52 weeks, and fiscal year 1996 was comprised of 53 weeks.

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

 c. Revenue Recognition

  Revenue on sales to specialty retailers is recognized when the goods are shipped. The Company establishes liabilities for estimated returns and allowances at the time of shipment. The Company also provides for estimated discounts when recording sales. Retail sales are recognized at the point of sale. The Company establishes liabilities for estimated returns at the retail stores. Accounts receivable are shown net of allowances for discounts and uncollectible accounts of $2,543,000 and $905,000 in fiscal year 1997, and $1,938,000 and $750,000 in fiscal year 1996, respectively.

 d. Inventories

  Inventories are valued at the lower of cost or market. During fiscal 1997 the Company elected to change its method of accounting for its inventory from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. This change did not have a material effect on the financial statements for any year presented. Therefore, the cumulative effect ($363,000) was reflected in the fiscal year 1997 financial statements as a reduction of cost of goods sold.

                             ST. JOHN KNITS, INC.

            NOVEMBER 2, 1997, NOVEMBER 3, 1996 AND OCTOBER 29, 1995


  Inventories are comprised of the following:

                                                           1997        1996
                                                        ----------- -----------
     Raw materials..................................... $10,362,158 $ 7,510,657
     Work in process...................................   6,451,053   6,828,142
     Finished products.................................  13,923,769   9,642,902
                                                        ----------- -----------
     Inventories at FIFO...............................  30,736,980  23,981,701
     LIFO reserve......................................         --     (362,647)
                                                        ----------- -----------
                                                        $30,736,980 $23,619,054
                                                        =========== ===========

 e. Property and Equipment

  Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method to provide for the retirement of property and equipment at the end of their estimated useful lives, which range from three to thirty-nine years.

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

 i. Earnings per Share

  Earnings per share for fiscal years 1997, 1996 and 1995 were calculated based on the weighted average number of common and equivalent shares outstanding during the periods. Equivalent shares were determined by using the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market price during the period.

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is required to be adopted by the Company during fiscal 1998. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods presented. Under the new requirements, primary earnings per share will be replaced with basic earnings per share. Basic earnings per share excludes the dilutive effect of common stock equivalents, including stock options. Had earnings per share been calculated under the provisions of the new standard, basic earnings per share would have increased to $2.07, $1.63 and $1.19 for fiscal years 1997, 1996 and 1995, respectively. Diluted earnings per share would remain the same as net income per share as reflected in the accompanying Consolidated Statements of Income.

                             ST. JOHN KNITS, INC.

            NOVEMBER 2, 1997, NOVEMBER 3, 1996 AND OCTOBER 29, 1995


 j. Two-for-one Stock Split

  On March 12, 1996, the Board of Directors declared a two-for-one common stock split which was distributed on May 6, 1996 to shareholders of record at the close of business on April 8, 1996. All share and per share data included in the consolidated financial statements and accompanying notes have been adjusted to reflect the stock split.

 k. Foreign Currency Translation

  The Company translates the financial statements of its foreign subsidiaries from the local (functional) currencies to U.S. dollars in accordance with SFAS No. 52. Substantially all assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, while revenue and expenses are translated at average exchange rates prevailing during the year. Adjustments for foreign currency translation fluctuations are excluded from net income and are deferred as a separate component of consolidated shareholders' equity.

 l. Advertising and Promotion

  All costs associated with advertising and promotion of the Company's products are expensed as incurred.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of cash and cash equivalents approximate fair value. Investments consist primarily of municipal bonds with maturity dates of less than six months and other short-term investments with carrying amounts which approximate fair value.

  The Company holds various foreign exchange contracts. At November 2, 1997, the Company had contracts maturing through November 10, 1998 to sell 10.9 million deutsche marks and 670,000 British pounds at rates ranging from 1.55 to 1.71 deutsche marks to the U.S. dollar and 1.62 to 1.66 U.S. dollars to the British pound. At November 3, 1996, the Company had contracts maturing through April 30, 1997 to sell 2.4 million deutsche marks at rates ranging from 1.47 to 1.48 deutsche marks to the U.S. dollar.

  The estimated fair values of the Company's foreign exchange contracts are as follows:

                                          NOVEMBER 2, 1997   NOVEMBER 3, 1996
                                          -----------------  -----------------
                                          CARRYING   FAIR    CARRYING   FAIR
                                           VALUE    VALUE     VALUE    VALUE
                                          -------- --------  -------- --------
Foreign exchange contracts...............   --     $(94,040)   --     $(44,927)

  During fiscal 1996, the Company adopted SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It is the Company's policy to reduce the effects of fluctuations in foreign currency exchange rates associated with its sale of goods denominated in foreign currency by entering into forward contracts. The Company enters into contracts to sell foreign currencies in the future only to protect the U.S. dollar value of certain investments and future foreign currency transactions. The Company does not engage in speculation. The gains and losses on these contracts are included in income and offset the foreign exchange gains and losses on the underlying transactions.

                              ST. JOHN KNITS, INC.

            NOVEMBER 2, 1997, NOVEMBER 3, 1996 AND OCTOBER 29, 1995


4. ACCRUED EXPENSES

  Accrued expenses for fiscal years 1997 and 1996 are comprised of the following:

                                                           1997        1996
                                                        ----------- -----------
     Wages and benefits................................ $ 4,013,350 $ 2,978,650
     Workers' compensation.............................     796,382     455,539
     Insurance.........................................     250,000     716,028
     Profit-sharing plan contribution..................     500,000     500,000
     Promotional and advertising allowance.............   1,741,896   1,952,423
     Other.............................................   3,203,306   4,905,829
                                                        ----------- -----------
                                                        $10,504,934 $11,508,469
                                                        =========== ===========

5. INCOME TAXES

  The provision for income taxes for fiscal years 1997, 1996 and 1995, consists of the following:

                                              1997        1996         1995
                                           ----------- -----------  -----------
     Current:
       Federal............................ $18,878,088 $16,434,369  $13,250,535
       State..............................   5,335,096   4,277,275    3,718,785
                                           ----------- -----------  -----------
                                            24,213,184  20,711,644   16,969,320
     Deferred provision (benefit).........      86,645    (782,999)  (2,726,482)
                                           ----------- -----------  -----------
                                           $24,299,829 $19,928,645  $14,242,838
                                           =========== ===========  ===========

  The components of the deferred income tax provision (benefit) for fiscal years 1997 and 1996 are as follows:

                                                          1997        1996
                                                        ---------  -----------
     Allowance for uncollectible accounts.............. $  57,083  $       --
     Inventory adjustments to market...................   609,067   (1,286,168)
     Accrued expenses..................................  (429,750)     374,841
     Depreciation......................................  (149,755)     128,328
                                                        ---------  -----------
                                                        $  86,645  $  (782,999)
                                                        =========  ===========

                             ST. JOHN KNITS, INC.

            NOVEMBER 2, 1997, NOVEMBER 3, 1996 AND OCTOBER 29, 1995


  The components of the Company's deferred income tax benefit (liability) as of November 2, 1997 and November 3, 1996 are as follows:

                                                            1997       1996
                                                         ---------- ----------
     Deferred tax assets:
     Tax basis adjustments to inventory................. $1,952,210 $1,542,210
     Allowance for uncollectible accounts...............    364,583    307,500
     Inventory adjustments to market....................  2,952,273  2,753,206
     Accrued expenses...................................    524,895    891,045
                                                         ---------- ----------
                                                         $5,793,961 $5,493,961
                                                         ========== ==========
     Deferred tax liabilities:
     Depreciation....................................... $      --  $ (182,780)
     Other..............................................        --      38,839
                                                         ---------- ----------
                                                         $      --  $ (143,941)
                                                         ========== ==========

  The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes for fiscal years 1997, 1996 and 1995 as follows:

                                             1997        1996        1995
                                          ----------- ----------- -----------
     Income tax provision computed at
      statutory rate..................... $20,553,218 $16,467,607 $11,828,653
     State taxes, net of federal
      benefit............................   3,549,834   2,844,192   2,262,653
     Other...............................     196,777     616,846     151,532
                                          ----------- ----------- -----------
     Tax provision....................... $24,299,829 $19,928,645 $14,242,838
                                          =========== =========== ===========

6. BENEFIT PLANS

  The Company is self-insured for a portion of its medical benefits programs. Amounts charged to expense for health benefits were $3,110,000, $3,137,000 and $3,114,000 for fiscal years 1997, 1996 and 1995, respectively, and were based on actual and estimated claims incurred. The current liability for health benefits is included in current liabilities on the accompanying consolidated balance sheets. The Company maintains excess insurance coverage on an individual and an aggregate basis.

  The Company maintains a qualified profit-sharing plan for the benefit of all eligible employees. This plan contemplates the sharing of profits annually at the discretion of the Board of Directors and is funded by cash contributions. The contribution to this plan was $500,000, in each of the fiscal years 1997, 1996 and 1995.

  The Company has one stock option plan, the 1993 St. John Knits, Inc. Stock Option Plan (the "Plan"). Options granted under the Plan may be either incentive or nonstatutory stock options. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for fiscal years 1997 and 1996.

  SFAS No. 123 "Accounting for Stock-Based Compensation" was issued in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of SFAS No. 123 is optional for employee stock option grants, however pro forma disclosure as if the Company had adopted the cost recognition method is required. Had compensation cost for stock options awarded under the

                             ST. JOHN KNITS, INC.

            NOVEMBER 2, 1997, NOVEMBER 3, 1996 AND OCTOBER 29, 1995

Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have reflected the following pro forma amounts:

                                                            1997        1996
                                                         ----------- -----------
     Net income:           As reported.................  $34,423,651 $27,121,662
                           Pro forma...................  $33,605,519 $27,085,063
     Net income per share: As reported.................        $2.01       $1.59
                           Pro forma...................        $1.96       $1.59

  The Company may grant up to 1,600,000 options under the Plan. The Company has granted 1,098,000 options through November 2, 1997. The options are primarily issued at fair market value with exercise prices equal to the Company's stock price at the date of grant. Options generally vest over three years; are exercisable in whole or in installments; and expire ten years from date of grant.

  The following is a summary of the activity in the Plan for fiscal years 1997, 1996, and 1995:

                                                        1997              1996               1995
                                                  ----------------- ------------------ -----------------
                                                           WEIGHTED           WEIGHTED          WEIGHTED
                                                           AVERAGE            AVERAGE           AVERAGE
                                                           EXERCISE           EXERCISE          EXERCISE
                                                  SHARES    PRICE    SHARES    PRICE   SHARES    PRICE
                                                  -------  -------- --------  -------- -------  --------
Outstanding, beginning of year..................  681,472   $ 9.45   784,470   $ 8.81  812,668   $ 8.58
Granted.........................................  197,000    42.27    28,000    23.04   39,000    16.65
Exercised.......................................  (35,484)    8.50  (130,330)    8.50  (55,198)    8.50
Forfeited.......................................      --       --       (668)    8.50  (12,000)   20.17
                                                  -------   ------  --------   ------  -------   ------
Outstanding, end of year........................  842,988   $17.16   681,472   $ 9.45  784,470   $ 8.81
                                                  =======   ======  ========   ======  =======   ======
Exercisable, end of year........................  668,644   $11.28   625,458   $ 8.68  469,110   $ 8.57
Weighted average fair value of options granted..            $17.93             $ 8.80

  The following is a detail of the stock options outstanding at November 2, 1997, including weighted average contractual life and exercise price information:

                                                   WEIGHTED AVERAGE
                                               -------------------------
         RANGE OF        OPTIONS     OPTIONS      REMAINING     EXERCISE
     EXERCISE PRICES   OUTSTANDING EXERCISABLE CONTRACTUAL LIFE  PRICE
     ---------------   ----------- ----------- ---------------- --------
          $8.50          586,988     584,977         5.38        $ 8.50
     $15.06 to $23.25     59,000      33,667         7.78         19.52
     $39.13 to $45.75    197,000      50,000         9.49         42.27
     ----------------    -------     -------         ----        ------

     $8.50 to $45.75     842,988     668,644         6.51        $11.28
     ===============     =======     =======         ====        ======


  The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for the grants in fiscal years 1997 and 1996: weighted average risk-free interest rate of 6.32% and 5.45%; weighted average volatility of 31.0% and 29.1%; expected life of 6 years; and weighted average dividend yield of 0.2373% and 0.4341%. Options granted in 1997 and 1996 have a weighted average contractual life of
9.48 and 8.23 years, respectively.

                             ST. JOHN KNITS, INC.

            NOVEMBER 2, 1997, NOVEMBER 3, 1996 AND OCTOBER 29, 1995


7. COMMITMENTS

  The Company has entered into various leases for manufacturing, showroom, warehouse, retail and office locations, including leases with related parties (Note 9). The leases expire at various dates through the year 2011 and certain leases contain renewal options. Rental expense under these leases was approximately $9,474,000, $8,094,000 and $6,554,000 in fiscal years 1997, 1996 and 1995, respectively.

  The following is a schedule of future minimum rental payments required under noncancellable operating leases as of November 2, 1997:

     1998........................................................... $10,463,000
     1999...........................................................  10,323,000
     2000...........................................................  10,274,000
     2001...........................................................   9,203,000
     2002...........................................................   7,199,000
     Thereafter.....................................................  37,277,000
                                                                     -----------
                                                                     $84,739,000
                                                                     ===========

  The Company has various employment contracts with certain key employees, which expire at various times through June 1, 1999. These agreements provide for total annual compensation aggregating $3,545,000 and the payment of severance benefits upon the termination of employment.

  As of November 2, 1997 and November 3, 1996, the Company's commitments to purchase wool yarn were approximately $11,847,000 and $11,047,000 respectively. In addition, the Company currently has a commitment to purchase 22 computerized knitting machines at a total cost of approximately $2,326,000.

8. LINE OF CREDIT

  The Company has a line of credit agreement with a bank. The agreement provides for a $25,000,000 line of credit that matures March 1, 2000. Borrowings under the line bear interest at the bank's reference rate
(8.5 percent at November 2, 1997) or an offshore rate plus 1.5 percent. The agreement contains covenants, which, among other matters, restrict capital expenditures, dividends, investments, loans and advances and require the maintenance of certain financial ratios. No amounts were due under this line of credit at either November 2, 1997 or November 3, 1996. Letters of credit outstanding under the line of credit totaled $330,931 and $506,000 at November 2, 1997 and November 3, 1996, respectively.

9. RELATED-PARTY TRANSACTIONS

  The Company leases its corporate headquarters/manufacturing facility and one other manufacturing facility from partnerships in which a shareholder of the Company is a significant partner. The annual payments on these leases were approximately $884,000, $966,000 and $902,000 in fiscal years 1997, 1996 and
1995, respectively. The leases expire at various dates during fiscal year 2001 and are included in the future minimum rental payments disclosure (Note 7).

  The Company periodically rents personal property provided by a company that is owned by a shareholder. Rental payments for the use of such equipment were approximately $30,000, $37,000 and $3,000 in fiscal years 1997, 1996 and 1995, respectively.

                             ST. JOHN KNITS, INC.

            NOVEMBER 2, 1997, NOVEMBER 3, 1996 AND OCTOBER 29, 1995


  At November 2, 1997 and November 3, 1996, the Company held a 50 percent ownership interest in a partnership which leases transportation equipment to the Company. The holder of the other 50 percent ownership interest is a corporation which is wholly-owned by one of the Company's shareholders. During fiscal 1996, the Company made net capital contributions to the partnership of approximately $951,000. At November 2, 1997 and November 3, 1996, the Company's investment in this partnership, net of partnership losses, was approximately $1,270,000 and $1,622,000, respectively, and is included on the accompanying consolidated balance sheets within the caption "Other Assets." During fiscal years 1997, 1996 and 1995, the Company made lease payments to the partnership of $840,000, $572,000 and $240,000, respectively. During the same years, the Company reported net losses from the activities of the partnership of $351,000, $224,000 and $146,000, respectively.

10. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

  A substantial portion of the Company's sales are made to three major customers. These three customers accounted for 17, 15 and 15 percent of net sales during fiscal 1997, 18, 15 and 15 percent of net sales during fiscal 1996 and 21, 16 and 15 percent during fiscal 1995. The loss of any one of these customers could have an adverse affect on the Company's business.

  The Company sells primarily to specialty apparel retailers; thus, the risk of collection losses is concentrated in this industry. Management believes that the Company's credit and collection policies are adequate to prevent significant collection losses and that the allowance for uncollectible accounts is adequate at November 2, 1997 and November 3, 1996.

11. RESULTS BY QUARTER (UNAUDITED)

  The unaudited results by quarter for fiscal years 1997 and 1996 are shown below:

                                                 FIRST  SECOND   THIRD  FOURTH
                                                QUARTER QUARTER QUARTER QUARTER
                                                ------- ------- ------- -------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                           AMOUNTS)
Year ended November 2, 1997
  Net sales.................................... $56,175 $59,563 $54,811 $71,552
  Gross profit.................................  31,756  35,871  32,163  42,767
  Net income...................................   7,383   8,874   7,201  10,965
  Net income per share.........................    0.43    0.52    0.42    0.64
Year ended November 3, 1996
  Net sales.................................... $45,259 $50,028 $46,525 $61,139
  Gross profit.................................  24,577  27,640  26,485  35,378
  Net income...................................   5,687   6,784   6,015   8,636
  Net income per share.........................    0.35    0.40    0.35    0.50

                                                                     SCHEDULE II

                              ST. JOHN KNITS, INC.

                        VALUATION AND QUALIFYING ACCOUNT

                  FOR THE FISCAL YEARS ENDED NOVEMBER 2, 1997,
                     NOVEMBER 3, 1996 AND OCTOBER 29, 1995

                                  BALANCE AT  CHARGED TO            BALANCE AT
                                 BEGINNING OF COSTS AND               END OF
                                 FISCAL YEAR   EXPENSES  DEDUCTIONS FISCAL YEAR
                                 ------------ ---------- ---------- -----------
Allowance for Uncollectible
 Accounts:
  Fiscal year ended November 2,
   1997.........................   $750,000    $369,987   $214,987   $905,000
  Fiscal year ended November 3,
   1996.........................   $750,000    $ 88,547   $ 88,547   $750,000
  Fiscal year ended October 29,
   1995.........................   $550,000    $216,821   $ 16,821   $750,000

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


           SIGNATURE                         TITLE                     DATE
           ---------                         -----                     ----
      /s/ ROBERT E. GRAY           Chairman of the Board         January 28, 1998
-------------------------------    and Chief Executive
        Robert E. Gray             Officer (Principal
                                   Executive Officer)

    /s/ MARIE ST. JOHN GRAY        Vice Chairman of the          January 28, 1998
-------------------------------    Board, Chief Designer
      Marie St. John Gray          and Secretary

       /s/ KELLY A. GRAY           Director and President        January 28, 1998
-------------------------------
         Kelly A. Gray

      /s/ ROGER G. RUPPERT         Director, Senior Vice         January 28, 1998
-------------------------------    President-Finance and
        Roger G. Ruppert           Chief Financial Officer
                                   (Principal Financial
                                   Officer and Principal
                                   Accounting Officer)

      /s/ DAVID A. KRINSKY         Director                      January 28, 1998
-------------------------------
        David A. Krinsky

  /s/ RICHARD A. GADBOIS, III      Director                      January 28, 1998
-------------------------------
    Richard A. Gadbois, III

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
   3.1   Articles of Incorporation of the Company(1)
   3.2   Bylaws of the Company(1)
  10.1   Lease Amendment Agreement dated April 1, 1997 between the
         Company and G.M. Properties (increasing the space of the
         corporate headquarters, warehousing and manufacturing
         facility) (incorporated by reference to Exhibit 10.3 of
         the Company's Quarterly Report on Form 10-Q for the
         quarter ended May 4, 1997 (File No. 1-11752))
  10.2   Retail Lease dated August 8, 1995 by and between the
         Company and Wilshire Roxbury Enterprises, a California
         Limited Partnership (Beverly Hills Boutique)(4)
  10.3   Agreement of Lease dated as of December 31, 1995 by and
         between the Company and Rolex Realty Company, Inc. (New
         York Boutique)(4)
  10.4   Lease dated June 1, 1986 between G.M. Properties and the
         Company (Corporate Headquarters)(1)
  10.5   Industrial Real Estate Lease dated November 13, 1985
         between the Alhambra Partners, a California Limited
         Partnership, and the Company, together with Amendment No.
         1 to Industrial Real Estate Lease dated November 13, 1985
         and Option to Extend Term dated November 13, 1985
         (Assembling, Sewing)(1)
  10.6   Agreement of Lease dated March 1, 1991 by and between the
         Company and Broadway and 41st Associates Limited
         Partnership, as amended by letter agreements dated March
         4, 1991, November 6, 1991, and November 7, 1991, and as
         further amended by Lease Extension and Modification
         Agreement dated October 22, 1993 (New York Showroom)(1)
  10.7   Agreement of Lease dated October 22, 1993 by and between
         the Company and Broadway and 41st Associates Limited
         Partnership (New York Showroom)(2)
 *10.8   Description of Directors Compensation Plan(5)
  10.9   Agreement of Lease dated January 11, 1991 by and between
         Rolex Realty Company, Inc. and the Company together with
         Lease Modification Agreement dated January 11, 1991 and
         Second Lease Modification Agreement dated April 12, 1991
         (New York Boutique)(1)
  10.10  Amended and Restated Agreement of Limited Partnership of
         SJA 1&2, Ltd. dated October 31, 1993 by and between the
         Company and Ocean Air Charters, Inc.(2)
 *10.11  Employment Agreement dated as of June 1, 1995 between the
         Company and Robert E. Gray(4)
 *10.12  Employment Agreement dated as of January 1, 1998 between the Company and Marie St. John Gray(6)
  10.13  Product Design and Development Agreement dated August 5,
         1997 among the Company, Amen Wardy, Sr. and Amen Wardy,
         Jr. (incorporated by reference to Exhibit 10.5 of the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended August 3, 1997 (File No. 1-11752))
 *10.14  Employment Agreement dated as of January 1, 1998 between the Company and Kelly A. Gray(6)
 *10.15  First Amendment to Employment Agreement dated May 2, 1997 between the Company and Robert E. Gray (incorporated by
         reference to Exhibit 10.4 of the Company's Quarterly
         Report on Form 10-Q for the quarter ended May 4, 1997
         (File No. 1-11752))
 *10.16  Employment Agreement dated as of January 1, 1998 between the Company and Roger G. Ruppert(6)
 *10.17  Employment Agreement dated as of January 1, 1998 between the Company and Karla R. Guyer(6)
  10.18  St. John Knits, Inc. Employees' Profit Sharing Plan dated as of August 21, 1995(4)

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
  10.19  Aircraft Lease dated April 1, 1997 by and between the
         Company and Ocean Air Charters, Inc. as Trustee of the
         SJA 1&2, Ltd. Trust (Lease for Company airplane)
         (incorporated by reference to Exhibit 10.1 of the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended May 4, 1997 (File No. 1-11752))
 *10.20  1993 Stock Option Plan(1)
 *10.21  Form of Indemnity Agreement by and between the Company and each of its directors and officers(1)
  10.22  Agreement to Form Partnership and Escrow Instructions
         dated November 7, 1994 by and between the Company and
         Varian Associates, a California General Partnership(3)
  10.23  Wool Yarn Purchase Agreement dated September 19, 1996, by and between the Company and the Kent Manufacturing
         Company(5)
  10.24  Agreement effective as of September 1, 1993 by and among the Company, Escada A.G. and Amira Verwaltungs A.G.
         (assumption of lease by the Company)(2)
  10.25  Lease dated September 26, 1994 by and between the Company and La Salle National Bank, as Trustee under Trust
         Agreement dated October 8, 1974, known as Trust Number
         48163 (Chicago Boutique)(3)
  10.26  Distribution Agreement dated June 11, 1997 by and between the Company and Gary Farn, Ltd. (incorporated by
         reference to Exhibit 10.1 of the Company's Quarterly
         Report on Form 10-Q for the quarter ended August 3, 1997
         (File No. 1-11752))
  10.27  Business Loan Agreement dated December 15, 1995 by and between the Company and Bank of America National Trust
         and Savings Association(4)
  10.28  General Partnership Agreement of St. John-Varian
         Development Company dated April 3, 1995 by and between
         the Company and Varian Associates, a California General
         Partnership(4)
  10.29  Lease Agreement dated April 3, 1995 by and between the
         Company and St. John-Varian Development Company
         (Knitting, Sewing, Finishing, Shipping, Administrative
         Offices)(4)
  10.30  Joint Venture Agreement dated July 17, 1997 between the
         Company and Commercial Development Co., Ltd.
         (incorporated by reference to Exhibit 10.2 of the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended August 3, 1997 (File No. 1-11752))
  10.31  Agreement for Purchase and Sale of Real Property and
         Joint Escrow Instruction dated as of January 15, 1996
         between the Company and Baxter Healthcare Corporation
         (Storage)(5)
  10.32  Lease Extension Agreement dated February 6, 1996 between the Company and G.M. Properties (extending the lease for
         the Company's current Corporate Headquarters)(5)
 *10.33  Employment Agreement dated July 22, 1996 between the
         Company and David Frankel(5)
  10.34  Lease Extension Agreement dated as of September 1, 1996 between the Company and Alhambra Partners (extending the
         lease for one of the Company's Assembling and Sewing
         facilities)(5)
  10.35  License and Distribution Agreement dated as of August 1,
         1997 between the Company and St. John Co., Ltd.
         (incorporated by reference to Exhibit 10.3 of the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended August 3, 1997 (File No. 1-11752))
  10.36  Agreement for Purchase and Sale of Real Property and
         Joint Escrow Instruction dated as of March 12, 1996 by
         and between the Company and Baxter Healthcare Corporation
         (Design/Manufacturing)(5)
  10.37  Amendment No. 1 to Business Loan Agreement dated as of
         April 26, 1996 by and between the Company and Bank of
         America National Trust and Savings Association(5)
 *10.38  Amendment No. I to the St. John Knits, Inc. 1993 Stock
         Option Plan(5)
  10.39  Asset Purchase Agreement dated as of August 29, 1996 among the Company, Jakob Schlaepfer & Co. AG and Jakob
         Schlaepfer, Inc.(5)

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
  10.40  Amendment No.2 to Business Loan Agreement between the
         Company and Bank of America National Trust and Savings
         Association(5)
  10.41  Manufacturing and Supply Agreement dated as of November
         9, 1996 by and between the Company and Calzaturificio
         M.A.B. S.p.A.(5)
  10.42  Limited Liability Company Agreement for Amen Wardy Home
         Stores, LLC dated August 5, 1997, among the Company, AWH
         Direct, LLC, Amen Wardy, Sr., Amen Wardy, Jr., Amen Wardy
         Home, Inc., Bob Hightower and Amen Wardy Home Stores, LLC
         (incorporated by reference to Exhibit 10.4 of the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended August 3, 1997 (File No. 1-11752))
  10.43  Sales Representative Agreement dated November 13, 1996 by and between the Company and Hilda Chang(5)
 *10.44  Consulting Agreement dated as of December 1, 1997 between the Company and Robert C. Davis(6)
  10.45  Wool Yarn Purchase Agreement dated August 27, 1997 by and between the Company and Kent Manufacturing Company(6)
  10.46  Wool Yarn Purchase Agreement dated September 1, 1997 by and between the Company and Kent Manufacturing Company(6)
  10.47  Amendment No. 3 to Business Loan Agreement between the
         Company and Bank of America National Trust and Savings
         Association(6)
  10.48  Lease Agreement dated December 10, 1997 by and between the Company and Forum Developers Limited Partnership, A
         Nevada Limited Partnership (Las Vegas Boutique)(6)
  10.49  Amendment No. 4 to Business Loan Agreement between the
         Company and Bank America National Trust and Savings
         Association(6)
  10.50  Unit Price Construction Agreement between St. John de
         Mexico, S.A. de C.V. and Administration Tijuana
         Industrial, S.A. de C.V.(6)
  23.1   Consent of Arthur Andersen LLP, Independent Public
         Accountants(6)
  27.1   Financial Data Schedule(6)

--------
(1) Incorporated by reference to Exhibit of same number to the Company's Registration Statement on Form S-1, as amended (file no. 33-57128) on file with the Securities and Exchange Commission.
(2) Incorporated by reference to Exhibit of same number to the Company's Report on Form 10-K for the Fiscal Year ended October 31, 1993 on file with the Securities and Exchange Commission.
(3) Incorporated by reference to Exhibit of same number to the Company's Report on Form 10-K for the Fiscal Year ended October 30, 1994 on file with the Securities and Exchange Commission.
(4) Incorporated by reference to Exhibit of same number to the Company's Report on Form 10-K for the Fiscal Year ended October 29, 1995 on file with the Securities and Exchange Commission.
(5) Incorporated by reference to Exhibit of same number to the Company's Report on Form 10-K for the Fiscal Year ended November 3, 1996 on file with the Securities and Exchange Commission.
(6) Filed herewith.

 *  A management contract or compensatory plan or arrangement.