Form 10-K405/A
period 1997-11-02
ST JOHN KNITS INC
filed 1998-02-09
CIK 896100

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of Registrant's Common Stock held by nonaffiliates as of January 28, 1998 was $599,546,192 based on 15,397,655 shares outstanding on such date and the closing sales price for the Common Stock on such date of $38.9375 as reported on the New York Stock Exchange.

  As of January 28, 1998, the Registrant had 16,714,548 shares of Common Stock outstanding.

  PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days of November 2, 1997.

===============================================================================

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

  As of January 28, 1998, the closing sales price for the Company's Common Stock, as reported on the New York Stock Exchange, was $38.9375.

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 5, 1998

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