Form 10-Q
period 1998-02-01
ST JOHN KNITS INC
filed 1998-03-13
CIK 896100

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED FEBRUARY 1, 1998

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 1-11752

                               ----------------

                             ST. JOHN KNITS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 CALIFORNIA                                   95-2245070
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

   17422 DERIAN AVENUE, IRVINE, CALIFORNIA                      92614
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 863-1171

                               ----------------

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

  THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK, NO PAR VALUE, WAS 16,730,548 SHARES AS OF MARCH 10, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                                          Total No. of Pages: 9
                                                Exhibit Index located at page 9

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ST. JOHN KNITS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                    FEBRUARY 1,   NOVEMBER 2,
                                                        1998          1997
                                                    ------------  ------------
                                                    (UNAUDITED)
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents........................ $ 26,169,027  $ 14,266,564
  Investments......................................    2,385,851     2,351,765
  Accounts receivable, net.........................   28,737,828    36,572,423
  Inventories......................................   34,559,790    30,736,980
  Deferred income tax benefit......................    5,793,961     5,793,961
  Other............................................    2,522,769     2,591,742
                                                    ------------  ------------
    Total current assets...........................  100,169,226    92,313,435
                                                    ------------  ------------
Property and equipment:
  Machinery and equipment..........................   40,289,978    35,903,659
  Leasehold improvements...........................   26,474,295    25,351,868
  Buildings........................................   13,314,961    11,572,917
  Furniture and fixtures...........................    5,562,509     5,434,754
  Land.............................................    3,547,544     3,536,606
  Construction in progress.........................    4,857,015     4,225,573
                                                    ------------  ------------
                                                      94,046,302    86,025,377
  Less--Accumulated depreciation and amortization..   30,749,641    28,222,633
                                                    ------------  ------------
                                                      63,296,661    57,802,744
                                                    ------------  ------------
Other assets.......................................    3,490,080     3,787,396
                                                    ------------  ------------
                                                    $166,955,967  $153,903,575
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Accounts payable................................. $  9,332,188  $ 10,034,396
  Accrued expenses.................................    9,675,705    10,504,934
  Income taxes payable.............................    6,690,787     2,081,242
                                                    ------------  ------------
    Total current liabilities......................   25,698,680    22,620,572
                                                    ------------  ------------
Minority interest..................................      628,136       602,910
                                                    ------------  ------------
Shareholders' equity:
  Preferred Stock, no par value: Authorized--
   2,000,000 shares, issued and outstanding--none..          --            --
  Common Stock, no par value: Authorized--
   40,000,000 shares, issued and outstanding--
   16,714,548 and 16,634,548 shares, respectively..      502,799       502,799
  Additional paid-in capital.......................   20,138,756    18,929,541
  Cumulative translation adjustment................      (83,811)      (19,351)
  Retained earnings................................  120,071,407   111,267,104
                                                    ------------  ------------
                                                     140,629,151   130,680,093
                                                    ------------  ------------
                                                    $166,955,967  $153,903,575
                                                    ============  ============

                            See accompanying notes.

                              ST. JOHN KNITS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                         THIRTEEN WEEKS ENDED
                                                        -----------------------
                                                        FEBRUARY 1, FEBRUARY 2,
                                                           1998        1997
                                                        ----------- -----------
                                                              (UNAUDITED)
Net sales.............................................. $68,760,977 $56,175,295
Cost of sales..........................................  28,982,889  24,419,710
                                                        ----------- -----------
Gross profit...........................................  39,778,088  31,755,585
Selling, general and administrative expenses...........  24,192,763  19,410,516
                                                        ----------- -----------
Operating income.......................................  15,585,325  12,345,069
Other income...........................................     228,136     206,412
                                                        ----------- -----------
Income before income taxes.............................  15,813,461  12,551,481
Income taxes...........................................   6,593,294   5,168,070
                                                        ----------- -----------
Net income............................................. $ 9,220,167 $ 7,383,411
                                                        =========== ===========
Net income per common share--basic..................... $      0.55 $      0.44
                                                        =========== ===========
Net income per common share--diluted................... $      0.54 $      0.43
                                                        =========== ===========
Dividends per share.................................... $     0.025 $     0.025
                                                        =========== ===========
Shares used in the calculation of net income per
 share--basic..........................................  16,645,097  16,599,476
                                                        =========== ===========
Shares used in the calculation of net income per
 share--diluted........................................  17,075,004  17,139,461
                                                        =========== ===========




                            See accompanying notes.

                              ST. JOHN KNITS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       THIRTEEN WEEKS ENDED
                                                      ------------------------
                                                      FEBRUARY 1,  FEBRUARY 2,
                                                         1998         1997
                                                      -----------  -----------
                                                            (UNAUDITED)
Cash flows from operating activities:
  Net income......................................... $ 9,220,167  $ 7,383,411
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization....................   2,618,978    2,035,755
    (Gain) loss on disposal of property and
     equipment.......................................       9,167      (19,155)
    Partnership losses...............................      87,175       87,630
    Minority interest in income of consolidated
     subsidiaries....................................      25,226          --
    Decrease in accounts receivable..................   7,834,595    8,276,723
    (Increase) decrease in inventories...............  (3,822,810)   1,878,302
    (Increase) decrease in other current assets......      68,973      (23,911)
    Decrease in other assets.........................     110,753      138,498
    Decrease in accounts payable.....................    (702,208)  (2,334,155)
    Decrease in accrued expenses.....................    (829,229)    (970,658)
    Increase in income taxes payable.................   4,609,545    3,931,906
                                                      -----------  -----------
      Net cash provided by operating activities......  19,230,332   20,384,346
                                                      -----------  -----------
Cash flows from investing activities:
    Proceeds from sale of property and equipment.....         250      217,006
    Purchase of property and equipment...............  (8,046,924)  (6,481,868)
    Purchase of short term investments...............     (34,086)     (57,449)
    Capital distributions from partnership...........      24,000       15,000
                                                      -----------  -----------
      Net cash used in investing activities..........  (8,056,760)  (6,307,311)
                                                      -----------  -----------
Cash flows from financing activities:
    Issuance of common stock.........................   1,209,215       34,914
    Dividends paid...................................    (415,864)    (414,978)
                                                      -----------  -----------
      Net cash provided by (used in) financing
       activities....................................     793,351     (380,064)
                                                      -----------  -----------
Effect of exchange rate changes......................     (64,460)         --
                                                      -----------  -----------
Net increase in cash and cash equivalents............  11,902,463   13,696,971
Beginning balance, cash and cash equivalents.........  14,266,564    6,186,057
                                                      -----------  -----------
Ending balance, cash and cash equivalents............ $26,169,027  $19,883,028
                                                      ===========  ===========
Supplemental disclosures of cash flow information:
    Cash received during the thirteen weeks for
     interest income................................. $   330,647  $   250,278
                                                      ===========  ===========
    Cash paid during the thirteen weeks for:
      Interest expense............................... $       --   $       --
                                                      ===========  ===========
      Income taxes................................... $ 1,431,128  $ 1,214,000
                                                      ===========  ===========

                            See accompanying notes.

                             ST. JOHN KNITS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements of St. John Knits, Inc. and its subsidiaries (collectively referred to herein as "the Company") reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. It is suggested that the accompanying unaudited consolidated financial statements and footnotes thereto be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 2, 1997 as filed with the Securities and Exchange Commission on January 30, 1998.

  The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the year ending November 1, 1998.

2. SUMMARY OF ACCOUNTING POLICIES

 a. Company Operations

  The Company is a leading designer, manufacturer and marketer of women's clothing and accessories. The Company's products are distributed primarily through specialty retailers and Company owned retail boutiques. All intercompany and interdivisional transactions and accounts have been eliminated.

 b. Definition of Fiscal Year

  The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were February 1, 1998 and February 2, 1997.

3. DIVIDENDS

  The Company declared a quarterly dividend of $0.025 per share on December 16, 1997 for all shareholders of record on January 14, 1998. The dividend was paid on February 14, 1998. On March 2, 1998, the Company declared another quarterly cash dividend of $0.025 per share to be paid on April 30, 1998 to shareholders of record on March 31, 1998.

4. EARNINGS PER SHARE

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" during the first quarter of fiscal 1998. Under the new requirement, primary earnings per share was replaced with basic earnings per share. Basic earnings per share excludes the dilutive effect of common stock equivalents, including stock options. Diluted earnings per share includes all dilutive items. Dilution is calculated based upon the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market price during the period.

  As a result of the adoption of SFAS No. 128, primary earnings per share for the first quarter of fiscal 1997 was restated from $0.43 to $0.44 to reflect the change to basic earnings per share. The difference between basic and diluted earnings per share, as shown on the consolidated statements of income, is due to the dilutive effect of stock options outstanding at February 1, 1998 and February 2, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                          PERCENT OF NET SALES
                                                          THIRTEEN WEEKS ENDED
                                                            ("FIRST QUARTER")
                                                         -----------------------
                                                         FEBRUARY 1, FEBRUARY 2,
                                                            1998        1997
                                                         ----------- -----------
   Net sales............................................    100.0%      100.0%
   Cost of sales........................................     42.2        43.5
                                                            -----       -----
   Gross profit.........................................     57.8        56.5
   Selling, general and administrative expenses.........     35.2        34.6
                                                            -----       -----
   Operating income.....................................     22.6        21.9
   Other income.........................................      0.3         0.4
                                                            -----       -----
   Income before income taxes...........................     22.9        22.3
   Income taxes.........................................      9.6         9.2
                                                            -----       -----
   Net income...........................................     13.3%       13.1%
                                                            =====       =====

FIRST QUARTER FISCAL 1998 COMPARED TO FIRST QUARTER FISCAL 1997

  Net sales for the first quarter of fiscal 1998 increased by $12,586,000, or 22.4% over the first quarter of fiscal 1997. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $7,307,000, (ii) an increase in sales by Company owned retail stores of approximately $2,828,000, due in part to the expansion of the New York boutique, which was completed during October 1996, the expansion of the Dallas boutique, which was completed during June 1997, and the addition of one retail boutique and two retail outlet stores since the beginning of the first quarter of fiscal 1997 and (iii) an increase in international sales of $2,451,000, which includes the sales of St. John Company, Ltd., a majority owned subsidiary which commenced operations during the fourth quarter of fiscal 1997. Net sales increased primarily as a result of increased unit sales of various product lines.

  Gross profit for the first quarter of fiscal 1998 increased by $8,023,000, or 25.3% as compared with the first quarter of fiscal 1997, and increased as a percentage of net sales to 57.8% from 56.5%. This increase in the gross profit margin was primarily due to an increase in the number of garments being produced and sold, primarily by our knitwear division, without a corresponding increase in the production costs, due in part to the fixed nature of some costs.

  Selling, general and administrative expenses for the first quarter of fiscal 1998 increased by $4,782,000, or 24.6% over the first quarter of fiscal 1997, and increased as a percentage of net sales to 35.2% from 34.6%. This increase was due to costs incurred related to the start-up of the Company's new home furnishing subsidiary, Amen Wardy Home Stores, LLC.

  Operating income for the first quarter of fiscal 1998 increased by $3,240,000, or 26.2% over the first quarter of fiscal 1997. Operating income as percentage of net sales increased to 22.6% from 21.9% during the same period. This increase in the operating income as a percentage of net sales was due to the increase in the gross profit margin which was partially offset by the increase in selling, general and administrative expenses as a percentage of net sales.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first quarter of fiscal 1998, cash provided by operating activities was $19,230,000. Cash provided by operating activities was primarily generated by net income, a decrease in accounts receivable and an increase in income taxes payable, while cash used in operating activities was primarily used to fund the increase in inventories. Cash used in investing activities was $8,057,000 during the first quarter of fiscal 1998. The principal use of cash in investing activities was for the purchase of 34 computerized knitting machines and the purchase of property and the construction of improvements for the Company's jewelry and garment hardware manufacturing facility in Mexico.

  The Company anticipates purchasing property and equipment of approximately $12,000,000 during the remainder of fiscal 1998. The estimated $12,000,000 will be used principally for (i) upgrades to the Company's computer systems,
(ii) the construction of improvements for the Company's manufacturing facility in Mexico, (iii) the purchase of computerized knitting machines, (iv) the construction of leasehold improvements for a new boutique location in Las Vegas and (v) the construction of leasehold improvements for a new retail boutique.

  As of February 1, 1998, the Company had approximately $74,471,000 in working capital and $28,555,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25,000,000 bank line of credit ("Line of Credit") which expires on March 1, 2000. The Line of Credit is unsecured and borrowings thereunder bear interest at the Company's choice of the bank's reference rate (8.25% at February 1, 1998) or an offshore rate plus 1.5%. As of February 1, 1998, no amounts were outstanding under the Line of Credit. The Company invests its excess funds primarily in a money market fund, investment grade commercial paper and tax exempt municipal bonds.

  The Company believes it will be able to finance its working capital and capital expenditure requirements on both a short-term and long-term basis with internally generated funds.

  The Company declared a quarterly cash dividend of $0.025 per share on December 16, 1997 which was paid on February 14, 1998 to shareholders of record on January 14, 1998. On March 2, 1998, the Company declared another quarterly cash dividend of $0.025 per outstanding share to be paid on April 30, 1998 to shareholders of record on March 31, 1998. Future dividends by the Company remain subject to limitations under applicable law and other factors the Board of Directors deems relevant, including results of operations, financial condition and capital requirements.

YEAR 2000

  The Company is continuing to assess the impact of the Year 2000 issues on its computer systems. The Company is planning to replace some of its existing systems during the current fiscal year, primarily to improve productivity, but such replacement systems will also address the Year 2000 issues. The estimated cost of the new systems are included in the capital budget for fiscal 1998. Management currently believes that the impact of the Year 2000 issues will not have a material effect on its financial statements.

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

March 10, 1998                            ST. JOHN KNITS, INC.

                                                   /s/ Robert E. Gray
                                          By: _________________________________
                                                       Robert E. Gray
                                              Chairman of the Board and Chief
                                                     Executive Officer

                                                  /s/ Roger G. Ruppert
                                          By: _________________________________
                                                      Roger G. Ruppert
                                              Senior Vice President--Finance,
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

 EXHIBIT                                                           SEQUENTIALLY
 NUMBER                   DESCRIPTION OF EXHIBIT                   NUMBERED PAGE
 -------                  ----------------------                   -------------
  27.1   Financial Data Schedule