Form 10-K405/A
period 1997-11-02
ST JOHN KNITS INC
filed 1998-05-04
CIK 896100

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

                               (AMENDMENT NO. 2)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

  The aggregate market value of Registrant's Common Stock held by nonaffiliates as of April 28, 1998 was $682,419,119 based on 15,421,901 shares outstanding on such date and the closing sales price for the Common Stock on such date of $44.25 as reported on the New York Stock Exchange.

  As of April 28, 1998, the Registrant had 16,738,384 shares of Common Stock outstanding.

  PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders filed with the Commission on February 19, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 2. PROPERTIES

  The principal executive offices of the Company are located at 17422 Derian Avenue, Irvine, California 92614.

COMPANY-OWNED PROPERTIES

  The general location, use and approximate size of the Company-owned properties are set forth below:

                                                                          APPROXIMATE
                                                                            AREA IN
        LOCATION                                USE                       SQUARE FEET
------------------------  ----------------------------------------------- -----------
Irvine, California......  Design Facility, Showroom, Sewing, Warehousing,   110,500
                          Shipping
Van Nuys, California....  Assembling, Sewing                                 27,900
San Ysidro, California..  Assembling                                         27,300
Irvine,
 California(/1/)........  Under Construction                                 24,300
Irvine, California......  Knitting                                           20,500

LEASED PROPERTIES

  The general location, use, approximate size and lease expiration date of the Company's principal leased properties are set forth below:

                                                                 APPROXIMATE   LEASE
                                                                   AREA IN   EXPIRATION
        LOCATION                           USE                   SQUARE FEET    DATE
------------------------  -------------------------------------- ----------- ----------
Irvine,                   Knitting, Sewing, Finishing, Shipping,   175,000      7/10
 California(/2/)........  Administrative Offices
Irvine, California......  Corporate Headquarters, Showroom,         85,000      5/01
                          Twisting, Dyeing
Alhambra, California....  Assembling, Sewing                        41,000      8/01
Santa Ana, California...  Jewelry and Hardware Manufacturing        23,000      5/99
New York, New York......  Showroom                                  12,300     11/04
New York,                                                            7,500      6/11
 New York(/3/)..........  Retail Boutique
Beverly Hills,                                                       7,000      3/06
 California.............  Retail Boutique
New York, New                                                        6,200      6/01
 York(/3/)..............  Retail Boutique
Chicago, Illinois.......  Retail Boutique                            6,000      9/04
Las Vegas, Nevada(/4/)..  Retail Boutique                            5,500      1/08
Munich, Germany.........  Retail Boutique                            4,400      4/02

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

  As of November 2, 1997, annual base rents for the Company's leased properties listed in the table above ranged from approximately $127,000 to $1,204,000. In general, the terms of these leases provide for rent escalations dependent upon either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographical area.

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

  During fiscal years 1997 and 1996, the Company paid in the aggregate $0.10 per share in cash dividends to its shareholders. In addition, the Company declared another quarterly dividend of $0.025 per share on December 16, 1997 to be paid in cash on February 14, 1998 to the shareholders of record on January 14, 1998. The Company's ability to pay other dividends will depend upon limitations under applicable law, certain covenants under the Company's bank line of credit and other factors the Board of Directors deems relevant, including results of operations, financial condition and capital and surplus requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

RESULTS OF OPERATIONS

  The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                 PERCENTAGE OF NET SALES
                                                    FISCAL YEAR ENDED
                                           -----------------------------------
                                           NOVEMBER 2, NOVEMBER 3, OCTOBER 29,
                                              1997        1996        1995
                                           ----------- ----------- -----------
Net sales.................................    100.0%      100.0%      100.0%
Cost of sales.............................     41.1        43.8        45.9
                                              -----       -----       -----
Gross profit..............................     58.9        56.2        54.1
Selling, general and administrative
 expenses.................................     34.9        33.7        33.7
                                              -----       -----       -----
Operating income..........................     24.0        22.5        20.4
Other income..............................      0.3         0.7         0.5
                                              -----       -----       -----
Income before income taxes................     24.3        23.2        20.9
Income taxes..............................     10.0         9.8         8.8
                                              -----       -----       -----
Net income................................     14.3%       13.4%       12.1%
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

  Operating income for fiscal 1997 increased by $12,316,000 or 27.0% over fiscal 1996. Operating income as a percentage of net sales increased to 24.0% from 22.5% during the same period. This increase in operating income as a percentage of net sales was due to the increase in the gross profit margin which was partially offset by the increase in selling, general and administrative expenses as a percentage of net sales.

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

  Selling, general and administrative expenses for fiscal 1996 increased by $13,835,000, or 25.4% over fiscal 1995, primarily as a result of the increase in sales during fiscal 1996, as well as (i) an increase in advertising expense due to the expansion of the Company's advertising program, (ii) an expansion of the Company's sales to foreign customers, which include, among other things, import duty, sales commissions and additional freight charges and
(iii) an expansion of the Company's Retail Division (collectively, the "Expansion Expenses"). As a percentage of net sales, selling, general and administrative expenses stayed constant at 33.7% from fiscal 1995 to fiscal 1996, primarily because a decrease in certain of the Company's selling, general and administrative expenses as a percentage of net sales which resulted from leveraging certain fixed costs over a higher sales base was offset by the increased costs associated with the Expansion Expenses.

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

  As of November 2, 1997, the Company had approximately $69,693,000 in working capital and $16,618,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25,000,000 bank line of credit ("Line of Credit"). Subsequent to the end of fiscal 1997, the Company amended the Line of Credit to extend the expiration date to March 1, 2000. The Line of Credit is unsecured and borrowings thereunder bear interest at the Company's choice of the bank's reference rate (8.5 percent at November 2, 1997) or an offshore rate plus 1.5 percent. The availability of funds under the Line of Credit is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets and certain financial covenants, including a minimum quick ratio, minimum tangible net worth and a maximum ratio of total liabilities to tangible net worth. The Company may not declare or pay any dividends if the Company fails to perform its obligations under, or fails to meet the conditions of, the Line of Credit or if payment of the dividend creates a default under the Line of Credit. As of November 2, 1997, no amounts were outstanding under the Line of Credit. The Company invests its excess funds primarily in a money market fund, investment grade commercial paper, adjustable rate tax deferred municipal obligations collateralized by letters of credit issued by financial institutions and tax exempt municipal bonds.

  The Company believes it will be able to finance its working capital and capital expenditure requirements on both a short-term and long-term basis with internally generated funds.

  The Company paid approximately $1,661,000 in dividends to its shareholders during fiscal 1997. On December 16, 1997, the Company declared another quarterly cash dividend of $0.025 per outstanding share to be paid on February 14, 1998 to shareholders of record on January 14, 1998. Future dividends by the Company remain subject to limitations under applicable law, certain covenants under the Line of Credit and other factors the Board of Directors deems relevant, including results of operations, financial condition and capital requirements.

YEAR 2000

  The Company has assessed and is continuing to assess the impact of Year 2000 issues on its computer systems. The Company plans to begin implementing the replacement of some of its existing systems during fiscal 1998, primarily to improve productivity, but such replacement systems will also address Year 2000 issues. The Company plans to complete the replacement of such systems during fiscal 1999. The estimated costs of the new systems are included in the capital budget for fiscal 1998. Management currently believes that the impact of Year 2000 issues will not have a material effect on its financial condition or results of operations.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 1998

                                          ST. JOHN KNITS, INC. (Registrant)

                                                      /s/ Bob E. Gray
                                          By:__________________________________
                                                        Bob E. Gray
                                                 Chairman of the Board and
                                                  Chief Executive Officer