Form 10-Q
period 1998-05-03
ST JOHN KNITS INC
filed 1998-06-16
CIK 896100

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 3, 1998


                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ______________


                        Commission File Number 1-11752


                             ST. JOHN KNITS, INC.
            (Exact Name of Registrant as Specified in its Charter)


            California                                  95-2245070
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)


17422 Derian Avenue, Irvine, California                    92614
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (949) 863-1171


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]      No  [_]

The number of outstanding shares of registrant's Common Stock, no par value, was 16,742,884 shares as of June 10, 1998.
================================================================================

                         PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                             ST. JOHN KNITS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   May 3,           November 2,
                                                                    1998                1997
                                                                ------------       -------------
                                                                (unaudited)
                            ASSETS
                            ------
Current assets:
   Cash and cash equivalents.............................       $ 17,703,044        $ 14,266,564
   Investments...........................................          2,476,535           2,351,765
   Accounts receivable, net..............................         31,287,327          36,572,423
   Inventories...........................................         39,193,670          30,736,980
   Deferred income tax benefit...........................          5,793,961           5,793,961
   Other.................................................          2,445,264           2,591,742
                                                                ------------        ------------
     Total current assets................................         98,899,801          92,313,435
                                                                ------------        ------------
Property and equipment:
    Machinery and equipment..............................         41,404,311          35,903,659
    Leasehold improvements...............................         26,494,772          25,351,868
    Buildings............................................         14,953,265          11,572,917
    Furniture and fixtures...............................          5,690,650           5,434,754
    Land.................................................          5,226,857           3,536,606
    Construction in progress.............................          4,004,445           4,225,573
                                                                ------------        ------------
                                                                  97,774,300          86,025,377

     Less-Accumulated depreciation and amortization......         33,358,280          28,222,633
                                                                ------------        ------------
                                                                  64,416,020          57,802,744
                                                                ------------        ------------
Other assets.............................................          3,371,542           3,787,396
                                                                ------------        ------------
                                                                $166,687,363        $153,903,575
                                                                ============        ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
     Accounts payable....................................       $  6,165,957        $ 10,034,396
     Accrued expenses....................................          8,981,080          10,504,934
     Income taxes payable................................            481,077           2,081,242
                                                                ------------        ------------
        Total current liabilities........................         15,628,114          22,620,572
                                                                ------------        ------------
Minority interest........................................            646,806             602,910
                                                                ------------        ------------
Shareholders' equity:
     Preferred Stock, no par value: Authorized-2,000,000
      shares, issued and outstanding-none................                 --                  --
     Common Stock, no par value: Authorized-40,000,000
      shares, issued and outstanding-16,738,384 and
      16,634,548 shares, respectively....................            502,799             502,799
     Additional paid-in capital..........................         20,647,575          18,929,541
     Cumulative translation adjustment...................           (137,376)            (19,351)
     Retained earnings...................................        129,399,445         111,267,104
                                                                ------------        ------------
                                                                 150,412,443         130,680,093
                                                                ------------        ------------
                                                                $166,687,363        $153,903,575
                                                                ============        ============

                            See accompanying notes.

                             ST. JOHN KNITS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                        Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                                   --------------------------------        -----------------------------------
                                                     May 3,               May 4,               May 3,               May 4,
                                                      1998                 1997                 1998                 1997
                                                   -----------          -----------         ------------          ------------
                                                            (unaudited)                                (unaudited)
Net sales.....................................     $69,805,532          $59,562,531         $138,566,509          $115,737,826
Cost of sales.................................      28,929,281           23,691,678           57,912,169            48,111,388
                                                   -----------          -----------         ------------          ------------
Gross profit..................................      40,876,251           35,870,853           80,654,340            67,626,438
Selling, general and administrative expenses..      25,198,783           21,034,471           49,391,546            40,444,987
                                                   -----------          -----------         ------------          ------------
Operating income..............................      15,677,468           14,836,382           31,262,794            27,181,451
Other income..................................         404,096              248,299              632,231               454,711
                                                   -----------          -----------         ------------          ------------
Income before income taxes....................      16,081,564           15,084,681           31,895,025            27,636,162
Income taxes..................................       6,335,116            6,211,119           12,928,410            11,379,189
                                                   -----------          -----------         ------------          ------------
Net income....................................     $ 9,746,448          $ 8,873,562          $18,966,615           $16,256,973
                                                   ===========          ===========          ===========           ===========
Net income per common share - basic...........           $0.58                $0.53                $1.14                 $0.98
                                                   ===========          ===========          ===========           ===========
Net income per common share - diluted.........           $0.57                $0.52                $1.11                 $0.95
                                                   ===========          ===========          ===========           ===========
Dividends per share...........................          $0.025               $0.025                $0.05                 $0.05
                                                   ===========          ===========          ===========           ===========
Shares used in the calculation of net income
 per  share - basic...........................      16,728,923           16,606,552           16,687,010            16,602,995
                                                   ===========          ===========          ===========           ===========
Shares used in the calculation of net income
 per share - diluted..........................      17,171,117           17,129,632           17,115,348            17,132,697
                                                   ===========          ===========          ===========           ===========

                            See accompanying notes.

                             ST. JOHN KNITS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Twenty-Six Weeks Ended
                                                 ------------------------------
                                                 May 3, 1998       May 4, 1997
                                                 ------------      ------------
                                                          (unaudited)
Cash flows from operating activities:
   Net income..............................      $ 18,966,615      $ 16,256,973
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization...........         5,335,153         4,351,630
   (Gain) loss on disposal of property and
     equipment.............................           325,708           (10,034)
   Partnership losses......................           169,593           176,093
   Minority interest in income of
    consolidated subsidiaries..............            43,896                --
   Decrease in accounts receivable.........         5,285,096           469,422
   Increase in inventories.................        (8,456,690)         (250,950)
   (Increase) decrease in other current
    assets.................................           146,478          (372,259)
   Decrease in other assets................            49,485           211,734
   Increase (decrease) in accounts payable.        (3,868,439)          238,513
   Decrease in accrued expenses............        (1,107,990)       (1,852,417)
   Decrease in income taxes payable........        (1,600,165)         (190,355)
                                                 ------------      ------------
     Net cash provided by operating
      activities...........................        15,288,740        19,028,350
                                                 ------------      ------------
Cash flows from investing activities:
   Proceeds from sale of property and
    equipment..............................               250           222,932
   Purchase of property and equipment......       (12,123,612)      (11,964,158)
   Purchase of short term investments......          (124,770)         (129,398)
   Capital distributions from partnership..            46,000            39,000
                                                 ------------      ------------
     Net cash used in investing activities.       (12,202,132)      (11,831,624)
                                                 ------------      ------------
Cash flows from financing activities:
    Issuance of common stock...............         1,718,034           285,608
    Dividends paid.........................        (1,250,137)       (1,245,287)
                                                 ------------      ------------
     Net cash provided by (used in)
      financing activities.................           467,897          (959,679)
                                                 ------------      ------------
Effect of exchange rate changes............          (118,025)               --
                                                 ------------      ------------
Net increase in cash and cash equivalents..         3,436,480         6,237,047
Beginning balance, cash and cash
 equivalents...............................        14,266,564         6,186,057
                                                 ------------      ------------
Ending balance, cash and cash equivalents..      $ 17,703,044      $ 12,423,104
                                                 ============      ============
Supplemental disclosures of cash flow
 information:
    Cash received during the twenty-six
     weeks for interest income.............      $    729,357      $    408,795
                                                 ============      ============
    Cash paid during the twenty-six weeks
     for:
       Interest expense....................      $        331      $      9,375
                                                 ============      ============
       Income taxes........................      $ 13,759,408      $ 11,391,597
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

     b.  Definition of Fiscal Year

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were May 3, 1998 and May 4, 1997.

3.   Dividends

     The Company declared a quarterly dividend of $0.025 per share on March 2, 1998 for all shareholders of record on March 31, 1998. The dividend was paid on April 30, 1998. On June 8, 1998, the Company declared another quarterly cash dividend of $0.025 per share to be paid on July 30, 1998 to shareholders of record on June 25, 1998.

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

     As a result of the adoption of SFAS No. 128, primary earnings per share for the second quarter and first six months of fiscal 1997 were restated from $0.52 to $0.53 and from $0.95 to $0.98, respectively, to reflect the change to basic earnings per share. The difference between basic and diluted earnings per share, as shown on the consolidated statements of income, is due to the dilutive effect of stock options outstanding at May 3, 1998 and May 4, 1997.

5.   Inventories

     A summary of the components of inventories is as follows:

                              May 3,          November 2,
                               1998               1997
                           -----------        -----------
        Raw materials      $13,763,216        $10,362,158
        Work in process      7,931,273          6,451,053
        Finished products   17,499,181         13,923,769
                           -----------        -----------
                           $39,193,670        $30,736,980
                           ===========        ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                   Percent of Net Sales     Percent of Net Sales
                                   Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                    ("Second Quarter")        ("Six Months")
                                  ----------------------  ----------------------
                                    May 3,      May 4,      May 3,      May 4,
                                     1998        1997        1998        1997
                                  ----------  ----------  ----------  ----------
Net sales.......................    100.0%      100.0%      100.0%      100.0%

Cost of sales...................     41.4        39.8        41.8        41.6
                                    -----       -----       -----       -----
Gross profit....................     58.6        60.2        58.2        58.4

Selling, general and
 administrative expenses........     36.1        35.3        35.6        34.9
                                    -----       -----       -----       -----
Operating income................     22.5        24.9        22.6        23.5

Other income....................      0.6         0.4         0.5         0.4
                                    -----       -----       -----       -----
Income before income taxes......     23.1        25.3        23.1        23.9

Income taxes....................      9.1        10.4         9.3         9.8
                                    -----       -----       -----       -----
Net income......................     14.0%       14.9%       13.8%       14.1%
                                    =====       =====       =====       =====

Second Quarter Fiscal 1998 Compared to Second Quarter Fiscal 1997

     Net sales for the second quarter of fiscal 1998 increased by $10,243,000, or 17.2 % over the second quarter of fiscal 1997. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $5,762,000, (ii) an increase in sales by Company owned retail stores of approximately $2,484,000, due in part to the expansion of the New York boutique, which was completed in October 1996, and the addition of two retail outlet stores since the beginning of the second quarter of fiscal 1997, (iii) sales of approximately $1,570,000 recorded by Amen Wardy Home Stores, LLC, a majority owned subsidiary which commenced operations during the fourth quarter of fiscal 1997 ("Amen Wardy Home Stores") and (iv) an increase in international sales of $427,000, which includes the sales of St. John Company, Ltd., a majority owned subsidiary which commenced operations in Japan during the fourth quarter of fiscal 1997 ("St. John Company, Ltd."). Net sales increased primarily as a result of increased unit sales of various product lines.

     Gross profit for the second quarter of fiscal 1998 increased by $5,005,000, or 14.0% as compared with the second quarter of fiscal 1997, and decreased as a percentage of net sales to 58.6% from 60.2%. This decrease in the gross profit margin was primarily due to labor inefficiencies related to the training of new employees and the time incurred to repair finished product which, upon final inspection, did not meet the Company's quality control standards.

     Selling, general and administrative expenses for the second quarter of fiscal 1998 increased by $4,164,000, or 19.8% over the second quarter of fiscal 1997, and increased as a percentage of net sales to 36.1% from 35.3%. This increase was primarily due to costs incurred related to the start-up of the new home furnishing subsidiary, Amen Wardy Home Stores, and the closure of the Company's retail boutique located in Aspen.

     Operating income for the second quarter of fiscal 1998 increased by $841,000, or 5.7% over the second quarter of fiscal 1997. Operating income as percentage of net sales decreased to 22.5% from 24.9% during the same period. This decrease in the operating income as a percentage of net sales was due to the decrease in the gross profit margin and an increase in selling, general and administrative expenses as a percentage of net sales.

First Six Months Fiscal 1998 Compared to First Six Months Fiscal 1997

     Net sales for the first six months of fiscal 1998 increased by $22,829,000, or 19.7% over the first six months of fiscal 1997. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $11,723,000, (ii) an increase in sales by Company owned retail stores of approximately $5,312,000, due in part to the expansion of the New York boutique, which was completed in October 1996, and the addition of two retail outlet stores since the beginning of fiscal 1997, (iii) sales by Amen Wardy Home Stores of approximately $2,916,000 and (iv) an increase in sales to international retail customers of $2,878,000, which includes the sales of St. John Company, Ltd. Net sales increased primarily as a result of increased unit sales of various product lines.

     Gross profit for the first six months of fiscal 1998 increased by $13,028,000, or 19.3% as compared with the first six months of fiscal 1997, and decreased as a percentage of net sales to 58.2% from 58.4%. This decrease in the gross profit margin was primarily due to labor inefficiencies experienced during the second quarter of fiscal 1998.

     Selling, general and administrative expenses for the first six months of fiscal 1998 increased by $8,947,000, or 22.1% over the first six months of fiscal 1997, and increased as a percentage of net sales to 35.6% from 34.9%. This increase was primarily due to costs incurred related to the start-up of the Company's new home furnishing subsidiary, Amen Wardy Home Stores, and the closure of the

Company's retail boutique located in Aspen during the second quarter of fiscal 1998.

     Operating income for the first six months of fiscal 1998 increased by $4,081,000, or 15.0% over the first six months of fiscal 1997. Operating income as percentage of net sales decreased to 22.6% from 23.5% during the same period. This decrease in the operating income as a percentage of net sales was due to the decrease in the gross profit margin and an increase in selling, general and administrative expenses as a percentage of net sales.

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first six months of fiscal 1998, cash provided by operating activities was $15,289,000. Cash provided by operating activities was primarily generated by net income and a decrease in accounts receivable, while cash used in operating activities was primarily used to fund the increase in inventories and the decreases in accounts payable, accrued expenses and income taxes payable. Cash used in investing activities was $12,202,000 during the first six months of fiscal 1998. The principal use of cash in investing activities was for the purchase of 34 computerized knitting machines, the purchase of property and construction of improvements for the Company's jewelry and garment hardware manufacturing facility in Mexico and the construction of leasehold improvements for a new boutique location in Las Vegas.

     The Company anticipates purchasing property and equipment of approximately $9,000,000 during the remainder of fiscal 1998. The estimated $9,000,000 will be used principally for (i) the construction of leasehold improvements for two new retail boutiques, (ii) the completion of construction and the purchase of equipment for the Company's manufacturing facility in Mexico and (iii) upgrades to the Company's computer systems.

     As of May 3, 1998, the Company had approximately $83,272,000 in working capital and $20,180,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25,000,000 bank line of credit ("Line of Credit") which expires on March 1, 2000. The Line of Credit is unsecured and borrowings thereunder bear interest at the Company's choice of the bank's reference rate (8.25% at May 3, 1998) minus 0.25% or an offshore rate plus 1.5%. The availability of funds under the Line of Credit is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a minimum quick ratio, a minimum tangible net worth and a maximum ratio of total liabilities to tangible net worth. The Company may not declare or pay any dividends if the Company fails to perform its obligations under, or fails to meet the conditions of, the Line of Credit or if payment of the dividend creates a default under the Line of Credit. As of May 3, 1998, no amounts were outstanding under the Line of Credit. The Company invests its excess funds primarily in a money market fund, investment grade commercial paper and tax exempt municipal bonds.

     The Company believes it will be able to finance its working capital and capital expenditure requirements on both a short-term and long-term basis with internally generated funds.

     The Company declared a quarterly cash dividend of $0.025 per share on March 2, 1998 which was paid on April 30, 1998 to shareholders of record on March 31, 1998. On June 8, 1998, the Company declared another quarterly cash dividend of $0.025 per outstanding share to be paid on July 30, 1998 to shareholders of record on June 25, 1998. Future dividends by the Company remain subject to limitations under applicable law, certain covenants under the Line of Credit and other factors the Board of Directors deems relevant, including results of operations, financial condition and capital requirements.

Year 2000

     The Company is continuing to assess the impact of the Year 2000 issues on its computer systems. Company personnel are currently making the required modifications to certain of the Company's computer systems for Year 2000 compliance. In addition, the Company plans to begin implementing the replacement of some of its existing systems during fiscal years 1998 and 1999, primarily to improve productivity, but such replacement systems will also address Year 2000 issues. The Company plans to complete the replacement of such systems during fiscal 1999. The estimated costs of the new systems are included in the capital budget for fiscal years 1998 and 1999. Management currently believes that the impact of Year 2000 issues will not have a material effect on the Company's financial condition or results of operations. However, the Company will continue to assess the impact of Year 2000 issues on its computer systems to evaluate the appropriate courses of corrective action needed. If the Company determines additional corrective measures are required, the cost of such measures could have a material effect on its financial condition or results of operations.

                          PART II. OTHER INFORMATION

Item 4.  Submission of matters to a Vote of Security-Holders

     The Company held its Annual Meeting on March 25, 1998. At the Annual Meeting, shareholders re-elected Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger G. Ruppert, Richard A. Gadbois, III and David A. Krinsky as directors of the Company. The shareholders also approved the amendment to the Company's 1993 Stock Option Plan to increase the number of authorized shares thereunder and to provide an individual limit on the number of shares subject to options granted in any one calendar year. Voting at the meeting was as follows:

                 MATTER                             FOR       AGAINST   WITHHELD
-----------------------------------------------  ----------  ---------  --------
Election of Robert E. Gray                       15,426,594     --       133,862
Election of Marie St. John Gray                  15,426,244     --       134,212
Election of Kelly A. Gray                        15,427,864     --       132,592
Election of Roger G. Ruppert                     15,425,270     --       135,186
Election of David A. Krinsky                     15,426,425     --       134,031
Election of Richard A. Gadbois, III              15,464,655     --        95,801
Approval of Amendment to 1993 Stock Option Plan   9,126,584  6,157,562   276,310

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


June 10, 1998                            ST. JOHN KNITS, INC.


                                         By:           /s/ Bob Gray
                                              -------------------------------
                                                         Bob Gray
                                                 Chairman of the Board and
                                                  Chief Executive Officer


                                         By:        /s/ Roger G. Ruppert
                                              -------------------------------
                                                      Roger G. Ruppert
                                              Senior Vice President - Finance,
                                                   Chief Financial Officer
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX


 Exhibit                                                           Sequentially
 Number                    Description of Exhibit                  Numbered Page
 -------                   ----------------------                  -------------
  10.1    Aircraft Lease dated April 1, 1998 by and between the
          Company and Ocean Air Charters, Inc. as Trustee of the
          SJA 1&2, Ltd. Trust (Lease for Company airplane)

  10.2    Amendment No.II to the St. John Knits, Inc. 1993 Stock
          Option Plan

  10.3 Amendment No. 5 to the Business Loan Agreement between the Company and Bank of America National Trust and
          Savings Association

  27.1    Financial Data Schedule