Form 10-Q
period 1998-08-02
ST JOHN KNITS INC
filed 1998-09-11
CIK 896100

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1998

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

                               Yes [X]   No [_]


The number of outstanding shares of registrant's Common Stock, no par value, was 16,683,884 shares as of September 8, 1998.
================================================================================

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                             ST. JOHN KNITS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                    August 2,            November 2,
                                                                                      1998                  1997
                                                                               ----------------       ---------------
                                                                                  (unaudited)
                                        ASSETS
                                        ------
Current assets:
       Cash and cash equivalents.............................................      $ 12,957,572          $ 14,266,564
       Investments...........................................................         2,502,036             2,351,765
       Accounts receivable, net..............................................        32,455,301            36,572,423
       Inventories...........................................................        47,246,307            30,736,980
       Deferred income tax benefit...........................................         6,293,961             5,793,961
       Prepaid income taxes..................................................         1,092,178                    --
       Other.................................................................         2,355,174             2,591,742
                                                                                  -------------          ------------
            Total current assets.............................................       104,902,529            92,313,435
                                                                                  -------------          ------------
Property and equipment:
       Machinery and equipment...............................................        42,497,987            35,903,659
       Leasehold improvements................................................        28,232,022            25,351,868
       Buildings.............................................................        15,065,572            11,572,917
       Furniture and fixtures................................................         6,020,739             5,434,754
       Land..................................................................         5,226,857             3,536,606
       Construction in progress..............................................         4,659,946             4,225,573
                                                                                  -------------          ------------
                                                                                    101,703,123            86,025,377
       Less-Accumulated depreciation and amortization........................        35,638,987            28,222,633
                                                                                  -------------          ------------
                                                                                     66,064,136            57,802,744
                                                                                  -------------          ------------
Other assets.................................................................         3,298,536             3,787,396
                                                                                  -------------          ------------
                                                                                   $174,265,201          $153,903,575
                                                                                  =============          ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
Current liabilities:
       Accounts payable......................................................      $  7,451,963          $ 10,034,396
       Accrued expenses......................................................         8,858,767            10,504,934
       Income taxes payable..................................................                --             2,081,242
                                                                                  -------------          ------------
            Total current liabilities........................................        16,310,730            22,620,572
                                                                                  -------------          ------------
Minority interest............................................................           651,100               602,910
                                                                                  -------------          ------------
Shareholders' equity:
       Preferred Stock, no par value: Authorized2,000,000 shares, issued
        and outstanding-none                                                                 --                    --
       Common Stock, no par value: Authorized40,000,000 shares, issued
        and outstanding 16,743,884 and 16,634,548 shares, respectively.......           502,799               502,799
       Additional paid-in capital............................................        20,762,509            18,929,541
       Cumulative translation adjustment....................................           (267,735)              (19,351)
       Retained earnings.....................................................       136,305,798           111,267,104
                                                                                  -------------          ------------
                                                                                    157,303,371           130,680,093
                                                                                  -------------          ------------
                                                                                   $174,265,201          $153,903,575
                                                                                  =============          ============

                            See accompanying notes.

                             ST. JOHN KNITS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME


                                                               Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                           ------------------------------        ------------------------------
                                                            August 2,          August 3,          August 2,           August 3,
                                                              1998               1997               1998               1997
                                                           -----------        -----------        ------------      ------------
                                                                     (unaudited)                            (unaudited)
Net sales............................................      $67,726,764        $54,810,646        $206,293,273      $170,548,472
Cost of sales........................................       28,298,475         22,647,956          86,210,644        70,759,344
                                                           -----------        -----------        ------------      ------------
Gross profit.........................................       39,428,289         32,162,690         120,082,629        99,789,128
Selling, general and administrative expenses.........       27,466,146         20,125,485          76,857,692        60,570,472
                                                           -----------        -----------        ------------      ------------
Operating income.....................................       11,962,143         12,037,205          43,224,937        39,218,656
Other income.........................................          467,849            204,539           1,100,080           659,250
                                                           -----------        -----------        ------------      ------------
Income before income taxes...........................       12,429,992         12,241,744          44,325,017        39,877,906
Income taxes.........................................        5,105,041          5,040,539          18,033,451        16,419,728
                                                           -----------        -----------        ------------      ------------
Net income...........................................      $ 7,324,951        $ 7,201,205        $ 26,291,566      $ 23,458,178
                                                           ===========        ===========        ============      ============
Net income per common share - basic..................      $      0.44        $      0.43        $       1.57      $       1.41
                                                           ===========        ===========        ============      ============
Net income per common share - diluted................      $      0.43        $      0.42        $       1.53      $       1.37
                                                           ===========        ===========        ============      ============
Dividends per share..................................      $     0.025        $     0.025        $      0.075      $      0.075
                                                           ===========        ===========        ============      ============
Shares used in the calculation of net income per
 share-basic.........................................       16,741,455         16,603,906          16,707,206        16,609,280
Shares used in the calculation of net income per           ===========        ===========        ============      ============
 share-diluted.......................................       17,154,662         17,136,718          17,133,421        17,129,964
                                                           ===========        ===========        ============      ============

                                 See accompanying notes.

                             ST. JOHN KNITS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Thirty-Nine
                                                                                         Weeks Ended
                                                                         -------------------------------------------
                                                                         August 2, 1998               August 3, 1997
                                                                         --------------               --------------
                                                                                         (unaudited)
Cash flows from operating activities:
   Net income......................................................        $ 26,291,566               $    23,458,178
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization...............................           8,275,770                     6,516,819
       Increase in deferred income tax benefit.....................            (500,000)                           --
       (Gain) loss on disposal of property and equipment...........             478,275                        (4,603)
       Partnership losses..........................................             252,113                       263,578
       Minority interest in income of consolidated subsidiaries....              48,190                            --
       Decrease in accounts receivable.............................           4,117,122                        33,703
       Increase in inventories.....................................         (16,509,327)                   (4,704,146)
       Increase in prepaid income taxes............................          (1,092,178)                           --
       (Increase) decrease in other current assets.................             236,568                      (436,775)
       Increase in other assets....................................             (48,414)                     (688,015)
       Decrease in accounts payable................................          (2,582,433)                      (93,783)
       Decrease in accrued expenses................................          (1,230,303)                   (1,781,181)
       Decrease in income taxes payable............................          (2,081,242)                   (2,037,101)
                                                                         --------------               ---------------
           Net cash provided by operating activities...............          15,655,707                    20,526,674
                                                                         --------------               ---------------
Cash flows from investing activities:
       Proceeds from sale of property and equipment................              10,499                       222,932
       Purchase of property and equipment..........................         (16,799,772)                  (13,564,230)
       Purchase of short-term investments..........................            (150,271)                           --
       Sale of short-term investments..............................                  --                     1,895,997
       Capital distributions from partnership......................              58,996                            --
       Capital contributions to partnership........................                  --                       (17,562)
                                                                         --------------               ---------------
           Net cash used in investing activities...................         (16,880,548)                  (11,462,863)
                                                                         --------------               ---------------
Cash flows from financing activities:
       Issuance of common stock....................................           1,832,968                       719,942
       Dividends paid..............................................          (1,668,735)                   (1,661,022)
                                                                         --------------               ---------------
           Net cash provided by (used in) financing activities.....             164,233                      (941,080)
                                                                         --------------               ---------------
Effect of exchange rate changes....................................            (248,384)                           --
                                                                         --------------               ---------------
Net increase (decrease)  in cash and cash equivalents..............          (1,308,992)                    8,122,731
Beginning balance, cash and cash equivalents.......................          14,266,564                     6,186,057
                                                                         --------------               ---------------
Ending balance, cash and cash equivalents..........................      $   12,957,572               $    14,308,788
                                                                         ==============               ===============
Supplemental disclosures of cash flow information:
       Cash received during the thirty-nine weeks for interest           $    1,115,220               $       723,936
        income.....................................................      ==============               ===============
       Cash paid during the thirty-nine weeks for:
           Interest expense........................................      $          338               $         9,454
                                                                         ==============               ===============
           Income taxes............................................      $   20,910,962               $    17,995,223
                                                                         ==============               ===============

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

 b. Definition of Fiscal Year

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were August 2, 1998 and August 3, 1997.

3. Dividends

     The Company declared a quarterly dividend of $0.025 per share on June 8, 1998 for all shareholders of record on June 25, 1998. The dividend was paid on July 30, 1998. On September 9, 1998, the Company declared another quarterly cash dividend of $0.025 per share to be paid on October 30, 1998 to shareholders of record on September 25, 1998.

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

     As a result of the adoption of SFAS No. 128, primary earnings per share for the third quarter and first nine months of fiscal 1997 were restated from $0.42 to $0.43 and from $1.37 to $1.41, respectively, to reflect the change to basic earnings per share. The difference between basic and diluted earnings per share, as shown on the Company's Consolidated Statements of Income, is due to the dilutive effect of stock options outstanding at August 2, 1998 and August 3, 1997.

5. Inventories

     A summary of the components of inventories is as follows:

                                           August 2,         November 2,
                                             1998                1997
                                          -----------        -----------
        Raw  materials.............       $14,543,134        $10,362,158
        Work in process............        11,155,329          6,451,053
        Finished products..........        21,547,844         13,923,769
                                          -----------        -----------
                                          $47,246,307        $30,736,980
                                          ===========        ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                    Percent of Net Sales               Percent of Net Sales
                                                   Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                    ("Third Quarter")                    ("Nine Months")
                                                  ----------------------         ---------------------------
                                                  August 2,    August 3,         August 2,         August 3,
                                                    1998         1997              1998              1997
                                                  ---------    ---------         ---------         ---------
Net sales.....................................        100.0%        100.0%           100.0%            100.0%
Cost of sales.................................         41.8          41.3             41.8              41.5
                                                      -----         -----            -----             -----
Gross profit..................................         58.2          58.7             58.2              58.5
Selling, general and administrative expenses..         40.6          36.7             37.3              35.5
                                                      -----         -----            -----             -----
Operating income..............................         17.6          22.0             20.9              23.0
Other income..................................          0.7           0.4              0.5               0.4
                                                      -----         -----            -----             -----
Income before income taxes....................         18.3          22.4             21.4              23.4
Income taxes..................................          7.5           9.2              8.7               9.6
                                                      -----         -----            -----             -----
Net income....................................         10.8%         13.2%            12.7%             13.8%
                                                      =====         =====            =====             =====

Third Quarter Fiscal 1998 Compared to Third Quarter Fiscal 1997

     Net sales for the third quarter of fiscal 1998 increased by $12,916,000, or 23.6% over the third quarter of fiscal 1997. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $7,771,000, (ii) an increase in sales by Company owned retail stores of approximately $2,352,000, due in part to the increased sales of the New York boutique, the expansion of the Las Vegas boutique, which was completed in May 1998, and the addition of one retail outlet store since the beginning of the third quarter of fiscal 1997, (iii) sales of approximately $1,505,000 recorded by Amen Wardy Home Stores, LLC, a majority owned subsidiary that commenced operations during the fourth quarter of fiscal 1997 ("Amen Wardy Home Stores") and (iv) an increase in international sales of $1,288,000, which includes the sales of St. John Company, Ltd., a majority owned subsidiary that commenced operations in Japan during the fourth quarter of fiscal 1997 ("St. John Company, Ltd."). Net sales increased primarily as a result of increased unit sales of various product lines.

     Gross profit for the third quarter of fiscal 1998 increased by $7,266,000, or 22.6% as compared with the third quarter of fiscal 1997, and decreased as a percentage of net sales to 58.2% from 58.7%. Gross profit as a percentage of net sales increased slightly from the third quarter of fiscal 1997 to the third quarter of fiscal 1998, after adjusting for the increase in gross profit recorded during the third quarter of fiscal 1997 for the change in the method of accounting for inventory from LIFO to FIFO of $363,000. The Company incurred costs related to overtime and the training of new employees during the third quarter of fiscal 1998, which were offset by an increase in the number of garments being produced and sold without a corresponding increase in certain production costs, due in part to the fixed nature of these costs.

     Selling, general and administrative expenses for the third quarter of fiscal 1998 increased by $7,341,000, or 36.5% over the third quarter of fiscal 1997, and increased as a percentage of net sales to 40.6% from 36.7%. This increase was primarily due to (i) costs incurred related to the start-up of the new home furnishing division, Amen Wardy Home Stores, (ii) an increase in corporate legal expenses related to the protection of the Company's trademarks,
(iii) an increase in selling expenses due to the Company's expansion of its sales and marketing team, (iv) an increase in selling expenses due to increased costs of promoting and marketing its products to its major customers and (v) costs incurred in connection with the completion and start-up of the jewelry manufacturing facility in Mexico and the acquisition of additional warehouse space.

     Operating income for the third quarter of fiscal 1998 decreased by $75,000, or 0.6% over the third quarter of fiscal 1997. Operating income as percentage of net sales decreased to 17.6% from 22.0% during the same period. This decrease in the operating income as a percentage of net sales was due to the decrease in the gross profit margin and the increase in selling, general and administrative expenses as a percentage of net sales.

First Nine Months Fiscal 1998 Compared to First Nine Months Fiscal 1997

     Net sales for the first nine months of fiscal 1998 increased by $35,745,000, or 21.0% over the first nine months of fiscal 1997. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $19,473,000, (ii) an increase in sales by Company owned retail stores of approximately $7,664,000, due in part to the increased sales of the New York boutique and the addition of three retail outlet stores since the beginning of fiscal 1997, (iii) sales by

Amen Wardy Home Stores of approximately $4,421,000 and (iv) an increase in international sales of $4,187,000, which includes the sales of St. John Company, Ltd. Net sales increased primarily as a result of increased unit sales of various product lines.

     Gross profit for the first nine months of fiscal 1998 increased by $20,294,000, or 20.3% as compared with the first nine months of fiscal 1997, and decreased as a percentage of net sales to 58.2% from 58.5%. This decrease was primarily due to costs incurred for overtime and the training of new employees, which were partially offset by an increase in the number of garments being produced and sold without a corresponding increase in certain production costs, due in part to the fixed nature of these costs.

     Selling, general and administrative expenses for the first nine months of fiscal 1998 increased by $16,287,000, or 26.9% over the first nine months of fiscal 1997, and increased as a percentage of net sales to 37.3% from 35.5%. This increase was primarily due to (i) costs incurred related to the start-up of the new home furnishing division, Amen Wardy Home Stores, (ii) an increase in selling expenses due to the Company's expansion of its sales and marketing team and (iii) the closure of the retail boutique located in Aspen during the second quarter of fiscal 1998.

     Operating income for the first nine months of fiscal 1998 increased by $4,006,000 or 10.2% over the first nine months of fiscal 1997. Operating income as percentage of net sales decreased to 20.9% from 23.0% during the same period. This decrease in the operating income as a percentage of net sales was due to the decrease in the gross profit margin and the increase in selling, general and administrative expenses as a percentage of net sales.

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first nine months of fiscal 1998, cash provided by operating activities was $15,656,000. Cash provided by operating activities was primarily generated by net income and a decrease in accounts receivable, while cash used in operating activities was primarily used to fund the increase in inventories and the decreases in accounts payable, income taxes payable and accrued expenses. Cash used in investing activities was $16,881,000 during the first nine months of fiscal 1998. The principal use of cash in investing activities was for the purchase of property and construction of improvements for the jewelry and garment hardware manufacturing facility in Mexico, the purchase of 34 computerized knitting machines, and the construction of leasehold improvements for a new boutique location in Las Vegas.

     The Company anticipates purchasing property and equipment of approximately $5,000,000 during the remainder of fiscal 1998. The estimated $5,000,000 will be used principally for the purchase of 12 computerized knitting machines and the construction of leasehold improvements for the new retail boutique location at South Coast Plaza.

     As of August 2, 1998, the Company had approximately $88,592,000 in working capital and $15,460,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25,000,000 bank line of credit ("Line of Credit") which expires on March 1, 2000. The Line of Credit is unsecured and borrowings thereunder bear interest at the Company's choice of the bank's reference rate minus 0.25% (8.25% at August 2, 1998) or an offshore rate plus 1.5%. The availability of funds under the Line of Credit is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a minimum quick ratio, a minimum tangible net worth and a maximum ratio of total liabilities to tangible net worth. The Company may not declare or pay any dividends if the Company fails to perform its obligations under, or fails to meet the conditions of, the Line of Credit or if payment of the dividend creates a default under the Line of Credit. As of August 2, 1998, no amounts were outstanding under the Line of Credit. The Company invests its excess funds primarily in a money market fund, investment grade commercial paper and tax exempt municipal bonds.

     The Company believes it will be able to finance its working capital and capital expenditure requirements on both a short-term and long-term basis with internally generated funds.

     The Company declared a quarterly cash dividend of $0.025 per share on June 8, 1998 which was paid on July 30, 1998 to shareholders of record on June 25, 1998. On September 9, 1998, the Company declared another quarterly cash dividend of $0.025 per outstanding share to be paid on October 30, 1998 to shareholders of record on September 25, 1998. Future dividends by the Company remain subject to limitations under applicable law and other factors the Board of Directors deems relevant, including results of operations, financial condition and capital requirements.


Year 2000

     The Company uses various types of technology in the operations of its business. Some of this technology incorporates date identification functions; however, many of these date identification functions were developed to use only two digits to identify a year. These date identification functions, if not corrected, could cause their relating technology to fail or create erroneous results by or at the year 2000.

     The Company is continuing to assess the impact of Year 2000 issues on its information and non-information technology systems. As part of this process, the Company retained the services of an independent contractor with experience in analyzing and addressing Year 2000 issues. In addition, the Company has developed a five-phased plan with respect to the Year 2000 readiness of its internal technology systems. This plan involves (i) creating awareness inside the Company of Year 2000 issues, (ii) analyzing the Company's Year 2000 state of readiness, (iii) correcting systems or acquiring new ones as needed, (iv) testing the corrected or new systems and (v) incorporating the corrected or new systems into the Company's business. The Company is currently finalizing the assessment phase of this plan, and has moved into the correction and testing phases with respect to those technology systems that have been identified by the Company as having Year 2000 issues. The Company anticipates substantially completing the implementation of this plan by the end of calendar 1998; however, the Company may revise the estimated date of completion of this plan based upon any unforeseen delays in implementing such plan.

     The Company has also developed a plan to address the impact that Year 2000 issues of its vendors and customers may have on the Company's operations. The Company is currently finalizing its evaluation of the materiality of its vendor and customer relationships and has initiated communications with certain of its significant vendors and customers to identify and minimize disruptions to the Company's operations and to assist in resolving Year 2000 issues. The Company anticipates substantially completing the implementation of this plan by the end of calendar 1998; however, there can be no assurances that such plan will be completed by the estimated date or that the systems and products of other companies on which the Company relies will not have an adverse effect on the Company's business, operations or financial condition.

     As of August 2, 1998, the Company had incurred approximately $150,000 in costs related to the Year 2000 issue. The Company believes that additional costs related to the Year 2000 issue will not be material to the Company's business, operations or financial condition. However, estimates of Year 2000 related costs are based on numerous assumptions and there is no certainty that estimates will be achieved and actual costs could be materially greater than anticipated. The Company anticipates that it will fund its additional Year 2000 costs from current working capital.


Forward Looking Statements

     This Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the Company's anticipated purchases of property and equipment during the remainder of fiscal 1998, (ii) the Company's belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds, (iii) the Company's anticipated completion of its Year 2000 readiness plans and (iv) the costs and source of funds to address the Company's Year 2000 issues.

     These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: (i) the financial strength of the retail industry and the level of consumer spending for apparel and accessories, (ii) the Company's ability to develop, market and sell its products, (iii) increased competition from other manufacturers and retailers of women's clothing and accessories, (iv) general economic conditions and (v) any unanticipated problems or delays in the completion by the Company to become Year 2000 ready or the failure of the Company's vendors or customers to do so.

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


September 9, 1998                      ST. JOHN KNITS, INC.

                                        By:    /s/ Bob Gray
                                           --------------------------------
                                                   Bob Gray
                                           Chairman of the Board and
                                           Chief Executive Officer

                                        By: /s/  Roger G. Ruppert
                                           --------------------------------
                                                 Roger G. Ruppert
                                           Senior Vice President - Finance,
                                               Chief Financial Officer
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit                                                                              Sequentially
Number                            Description of Exhibit                             Numbered Page
-------                           ----------------------                             -------------
  10.1          Lease Agreement dated June 5, 1998 between the Company and South
                Coast Plaza, a California General Partnership (South Coast Plaza
                Boutique)

  10.2          Wool Yarn Purchase Agreement dated July 29, 1998 between the
                Company and the Kent Manufacturing Company

  10.3          Amended and Restated Employment Agreement dated as of July 13,
                1998 between the Company and Robert E. Gray

  10.4 Employment Agreement dated as of July 14, 1998 between the Company and Marie St. John Gray

  10.5 Employment Agreement dated as of July 14, 1998 between the Company and Kelly A. Gray

  10.6 Employment Agreement dated as of July 14, 1998 between the Company and Roger G. Ruppert

  10.7 Employment Agreement dated as of July 14, 1998 between the Company and David C. Frankel

  10.8 Employment Agreement dated as of July 14, 1998 between the Company and Karla R. Guyer

  10.9 Employment Agreement dated as of July 14, 1998 between the Company and Bruce Fetter

  10.10         Amendment No. 6 to Business Loan Agreement between the Company and
                Bank of America National Trust and Savings Association

  10.11         Amendment No. 7 to Business Loan Agreement between the Company and
                Bank of America National Trust and Savings Association

  27.1          Financial Data Schedule