Form 10-K405
period 1998-11-01
ST JOHN KNITS INC
filed 1999-01-29
CIK 896100

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended November 1, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from       to
                        Commission File Number 1-11752

                             ST. JOHN KNITS, INC.
            (Exact name of registrant as specified in its charter)

               California                       95-2245070
      (State or other jurisdiction           (I.R.S. Employer
     of incorporation or organization)     Identification Number)

            17422 Derian Avenue
            Irvine, California                     92614
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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  The aggregate market value of Registrant's Common Stock held by nonaffiliates as of January 26, 1999 was $414,811,098 based on 15,363,374 shares outstanding on such date and the closing sales price for the Common Stock on such date of $27.00 as reported on the New York Stock Exchange.

  As of January 26, 1999, the Registrant had 16,581,482 shares of Common Stock outstanding.

  PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of November 1, 1998.

================================================================================

                                    PART I

Item 1. BUSINESS

  St. John Knits, Inc. (the "Company") is a leading designer, manufacturer and marketer of women's clothing and accessories, principally under the St. John trade name. For over thirty five years, the St. John name has been associated with high quality and a specific look in knitwear characterized by vibrant colors and classic, timeless styling. The St. John "look," combined with limited production runs and selective distribution, has created an exclusive image, engendering consumer loyalty. The Company was formed in 1962 under the laws of the State of California.

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

    Basics:

    The Basics line is comprised of the Company's seasonless products, such as classic jackets, skirts and pants that are an integral part of women's wardrobes, all in solid black, white or navy. The designs are so basic that they can be combined with any number of styles from any of the Company's product lines worn for daytime or dressed up for evening. Basic items are made available for sale by the Company throughout the year. Since Basics items are seasonless, they do not have fixed selling periods and retailers' inventories of Basics products tend to be maintained throughout the year and reordered as necessary.

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

  Griffith & Gray The Griffith & Gray line includes suits, coats, dresses,
  ---------------
separates and eveningwear. Nearly one-half of the line is manufactured in the Company's production facilities, including various knit styles. The balance of the line is manufactured by outside contractors located in Italy using high quality European woven fabrics.

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

  SJK The SJK line consists of dresses, skirts, pants, jackets and sweaters
  ---
which are simpler and priced from 30% to 50% lower than the Company's knitwear product line. The line began shipping during the fourth quarter of fiscal 1997. During fiscal 1998, SJK was distributed through the Company's major customers. Subsequent to the end of fiscal 1998, the Company discontinued the SJK line.

  Fragrance The Fragrance line includes perfume, eau de parfum, perfumed body
  ---------
mist, body cream, lotion, body powder and bath products. The signature fragrance is marketed as an accessory to the St. John apparel line through most of the Company's major customers and the Company's own retail stores. During fiscal 1997, the Company signed a distribution agreement to allow another company the rights to distribute the fragrance in the United States. During fiscal 1998 the Company launched a second scent, White Camellia. The new scent is currently marketed along with the Company's signature scent.

  The following table details the approximate range of suggested retail prices by product line. The suggested retail prices are indicative of individual item prices.

                                                            Range of Suggested
      Product Line             Selected Products              Retail Prices
      --------------- -----------------------------------   ------------------
      Knitwear
       Collection     Dresses, 2-Piece Suits, 3-Piece          $350-$1,400
                      Suits, Jackets, Pants, Skirts,
                      Coats, Sweaters, Separates
       Dressy         Dresses, Theater Suits, Dressy           $650-$2,000
                      Separates
       Basics         Skirts, Jackets, Pants                   $160-$  690
       Couture        Dresses, Gowns, Two-Piece Suits          $900-$3,800
      Accessories     Jewelry, Scarves, Belts, Handbags        $ 60-$  525
      Sport           Jackets, Skirts, Pants, Tops, Jeans      $ 95-$1,100
      Griffith & Gray Suits, Coats, Dresses, Separates,        $200-$1,800
                      Eveningwear
      Shoes           Pumps, Sling Backs, Loafers, Boots       $210-$  375
      Coat Collection Faux Fur Coats                           $750-$1,100
      Fragrance       Perfume, Bath Products                   $ 25-$  250

Sales by Division

  The following is a comparison of the net sales by division for the past three fiscal years:

                                                1998      1997          1996
                                              --------  --------      --------
                                                    (in thousands)
     Knitwear................................ $198,458  $173,550      $149,297
     Company Owned Retail Stores.............   74,330    64,154        51,334
     Sport...................................    9,912     8,545         9,457
     SJK.....................................    9,011     1,980(1)        --
     Jewelry & Accessories...................    8,750     9,328        10,105
     Shoes...................................    6,439     3,441           --
     Amen Wardy Home.........................    6,260       293(1)        --
     Griffith & Gray.........................    5,952     5,605         3,585
     St. John Company, Ltd...................    4,415     1,781(1)        --
     Fragrance...............................    2,263     1,725         2,762
     Coat Collection.........................    1,446     2,440         1,982
     Sales Elimination.......................  (45,275)  (30,741)      (25,571)
                                              --------  --------      --------
     Total Net Sales......................... $281,961  $242,101      $202,951
                                              ========  ========      ========

--------
(1) The SJK line began shipping during the fourth quarter of fiscal 1997. Amen Wardy Home began operations during the fourth quarter of fiscal 1997 with the opening of its first two stores. St. John Company, Ltd. also began operations during the fourth quarter of fiscal 1997.

License Agreements

  The Company has entered into license agreements to manufacture and sell both eyewear and watches under the St. John name. The eyewear line was launched during fiscal 1998 while the watch line was launched subsequent to the end of fiscal 1998.

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

Marketing

  The Company's products are distributed primarily through a select group of specialty retailers and the Company's own retail boutiques. The Company distributes its products to approximately 630 locations in the United States and abroad. Three national specialty retailers, Saks Fifth Avenue, Neiman Marcus and Nordstrom, each accounted for more than 10.0% of the Company's net sales in fiscal 1998 (approximately 45% collectively), and have been customers of the Company for approximately 25, 20 and 15 years, respectively. These retailers generally purchase knitwear styles in each collection and carry a representative display of every product line. Since the mid 1980s, the Company has worked with these and certain other retailers to create in-store boutiques, which are designated areas devoted exclusively to the Company's products. Other significant customers of the Company include Jacobson's, Macy's West, Lord & Taylor, Marshall Field's and Dayton Hudson.

  During fiscal years 1998 and 1997, foreign sales accounted for approximately 7.5% and 7.6% of the Company's net sales, respectively. The Company distributes its products directly in Canada, Europe and parts of

Asia. In Europe and parts of Asia, the Company uses independent sales representatives. During fiscal 1997, the Company formed a majority owned subsidiary in Japan, St. John Company, Ltd., to distribute its products within Japan. Prior to the formation of this new entity, the Company used a distributor for its sales into Japan.

  The Company believes that most major retailers are continuing to consolidate their women's apparel buying among a narrowing group of established brand name vendors such as the Company. Further, the Company is viewed by most of its major accounts as a core resource. This means that the Company's collection is one of the top products in the store in terms of sales volume and is the focus of management's attention and an important component to their profit structure. A core resource is valued for its growth potential and ability to make money for the store. As a core resource, the Company also receives priority in display, advertising, promotion and high traffic locations for its products.

  The Company markets its Collection, Dressy and Couture lines along with its Sport and Griffith & Gray lines twice a year, during the fall and cruise/spring seasons. The Shoe line is marketed four times per year, while the Coat Collection is marketed only once a year. The Company markets its Basics, Accessories and Fragrance lines throughout the year. The Company's product lines are sold in its Irvine, New York, Dallas and Dusseldorf showrooms. The Company also markets its products in other foreign countries using its outside sales representatives to show the lines at various times throughout the year. Major accounts make their purchases in the Irvine showroom so that members of the Company's senior management team can work closely with these retailers to achieve the appropriate mix of merchandise. Members of the senior management team are also present in New York, Dallas and Dusseldorf to oversee sales during peak periods. Showings for the Knitwear product line for the fall season generally occur in January with delivery between May and October, and showings for the cruise/spring season generally occur in August with delivery between November and April. Orders for each of these six-month delivery periods normally are received within five weeks of showings, and the goods are then made to order, thereby minimizing inventory risk.

  Detailed marketing plans are prepared on a yearly basis and are coordinated with senior management of major retail customers. Plans are based on purchases, expected sales growth and profitability, and consist of a blend of advertising, promotion, in-store presentation and training of sales personnel. The strategy of the Company is to not only sell its products at wholesale, but to follow the sale through to the ultimate consumer. The Company believes that this approach ensures steady, consistent growth by building its consumer base. The retail account sales force consists of an outside sales team, showroom personnel and customer service representatives. The outside sales team is comprised of 41 field representatives employed by the Company who live and work in key retail cities. They are experienced individuals with strong retail or wholesale backgrounds, and they are directly accountable for the performance of their assigned retail stores. The function of the outside sales team is to establish and maintain in-store boutique presentations, to develop close working relationships with store management, to develop key sales people into St. John specialists and to be skilled and knowledgeable trainers in fashion, style and fit. The Company also has showroom personnel positioned at its showrooms in Irvine, New York and Dallas who present the collection to retail accounts. The Company's customer service representatives who are also located at the showrooms maintain computerized shipping and order records and keep daily or weekly information on each store's retail sales and styles sold.

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

Company Owned Stores

  In order to diversify its product distribution and enhance name recognition, the Company began opening its own retail boutiques in 1989 and currently operates seventeen such boutiques. During fiscal 1998 the Company relocated its Las Vegas boutique to a new, larger facility and opened a new boutique location in Scottsdale, Arizona. In addition, the Company closed its boutique located in Aspen, Colorado and converted a boutique located in San Antonio, Texas to an outlet store. Subsequent to the end of fiscal 1998, the Company relocated its boutique at South Coast Plaza in Costa Mesa, California, to a larger location within the mall. The Company also operates nine outlet stores. In fiscal years 1998 and 1997, Company owned retail boutiques and outlet stores represented 26.4% and 26.5% of net sales, respectively. The Company believes its retail boutiques do not adversely affect the sales of its products by specialty retailers.

  During fiscal 1997, the Company formed Amen Wardy Home Stores, LLC, an entity which is 51 percent owned. The new entity was established to operate home furnishing boutiques under the name of Amen Wardy Home. The Amen Wardy Home boutiques sell upscale home furnishing and gift items. There were five boutiques open at the end of fiscal 1998. Subsequent to the end of fiscal 1998, a sixth location was opened at South Coast Plaza in Costa Mesa, California.

Manufacturing

  The Company has developed a vertically integrated manufacturing process which it believes is critical to its success. This process assures greater quality control, enhances manufacturing flexibility and reduces the lead time of the manufacturing cycle. The Company twists, dyes and knits its yarn, as well as constructs, presses and finishes its knitwear products, in its six facilities located in Southern California. The Company manufactures its knitwear using the computer aided manufacturing capabilities of its electronic knitting machines and a skilled labor force. The Company also manufactures its own jewelry and hardware for its products. Since the Company manufactures products primarily based on orders received from retailers, the Company maintains limited inventories of finished goods. During fiscal 1998, approximately 93% of the Company's products were manufactured at the Company's own facilities, while the remaining 7% of the Company's products, consisting principally of the Griffith & Gray and shoe product lines, as well as handbags, scarves, belts and fragrance, were manufactured by outside contractors primarily in Europe. In addition, the products sold through Amen Wardy Home are primarily purchased from third party vendors.

  The basic raw materials for the Company's knitted apparel products consist of wool originating from Australia and viscose rayon from Germany and Japan. The manufacturing process begins when the wool and rayon are twisted together on the Company's precision twisting machines. The twisted yarn is transferred to the Company's dye house for dyeing. Yarn is dyed, based on garment orders received. The dyed yarn is knitted on the Company's computerized electronic knitting machines. The knitted pieces, or blankets, are cut, assembled and finished in the Company's linking, seaming and hand finishing facilities. The Company's jewelry and hardware manufacturing plants produce the buttons and buckles for garments, as well as bracelets, earrings, necklaces, chokers, pins and other accessories. The Company also manufactures many of its woven products in its manufacturing facilities, including both the Sport and Coat Collection lines. In addition, the Company manufactures blouses, jeans and certain scarves in its own facilities.

  The Company's production staff coordinates all apparel manufacturing. The vertical integration and constant monitoring of the manufacturing process allows for timely reaction to styles or groups of styles that are in high demand. This response time would be more difficult if the Company had to rely on outside contractors.

  The Company's vertically integrated jewelry and hardware manufacturing facility was completed in December 1991. This facility allows for extensive product development by the Company's creative design team, quality control over all phases of jewelry manufacturing and quick response to production requirements. During fiscal 1998, the Company completed a new jewelry and hardware manufacturing facility located in Mexico. The new facility gives the Company additional manufacturing capacity as well as the ability to lower the cost of certain jewelry and hardware components through reduced labor costs.

Quality Control

  The Company has achieved its quality reputation by vertically integrating manufacturing processes and maintaining control over its operations. The Company's expansion into dyeing, yarn twisting and jewelry and hardware manufacturing was due primarily to the inability of outside suppliers to provide products meeting the Company's standards on a consistent and timely basis. The Company's quality control program is designed to enable all finished goods to meet the Company's standards. During the second quarter of fiscal 1998, the Company incurred additional labor costs to repair finished product which did not meet its final inspection criteria. Due to these issues, the Company reevaluated its quality control program and instituted additional procedures. Included in these changes was the appointment of a director of quality control and the establishment of additional inspection points throughout the manufacturing processes. During the manufacturing processes, every garment is individually inspected.

  As noted above, the Company uses outside contractors primarily for the manufacturing of its shoes, handbags and certain woven products. The Company has instituted procedures to maintain the quality of products manufactured by outside contractors.

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

Trademarks

  The Company owns and utilizes several trademarks, principal among which are St. John(R), St. John by Marie Gray(R), St. John Boutiques(R) and Griffith Gray(R). The St. John(R) trademark is registered with the United States Patent and Trademark Office and in several other major jurisdictions in the world. The Company does not own the rights to sell its knitwear products under the St. John trademark in Japan. Sales of the Company's products in Japan are made under the trademark Marie Gray(R), which is also owned by the Company. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

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

 St. John Company, Ltd.

  St. John Company, Ltd. is a majority owned subsidiary of the Company which was incorporated during fiscal 1997 under the laws of Japan. St. John Company, Ltd. is licensed by the Company to distribute the Company's products in Japan. During fiscal 1998, the Company increased its ownership percentage in this subsidiary to 68 percent from 51 percent held previously.

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

 St. John--Varian Development Company

  St. John--Varian Development Company, a 50 percent owned joint venture with an unrelated third party, was formed during fiscal 1995. The joint venture owns a 175,000 square foot building located in Irvine which is leased to the Company under a lease agreement expiring in 2010.

 St. John--Italy, Inc.

  St. John--Italy, Inc., a California corporation, is a wholly owned subsidiary of the Company. St. John--Italy, Inc. was incorporated during fiscal 1996 to operate as a branch in Italy. During fiscal 1997, the entity began operating as a buying office for the Company. Subsequent to the end of fiscal 1998, the Company moved its operations to Irvine, California and began the procedures to close its operations in Italy.

 St. John Knits AG

  St. John Knits AG is a wholly owned subsidiary of the Company which was incorporated during fiscal 1996 under the laws of Switzerland. St. John Knits AG operates a research and development facility and buying office located in Switzerland.

 St. John de Mexico SA de CV

  St. John de Mexico SA de CV is a wholly owned subsidiary of the Company which was incorporated during fiscal 1997 under the laws of Mexico. St. John de Mexico operates as a manufacturing entity within Mexico to assist in the production of the Company's jewelry and hardware components. During fiscal 1998, St. John de Mexico began assisting in the application of sequins on certain of the Company's product lines.

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

Employees

  At November 1, 1998, the Company had approximately 4,280 full-time employees, including 7 in executive positions, approximately 270 in design and sample production, 2,960 in production, 165 in quality control, 290 in retail, 115 in sales and advertising and the balance in clerical and office positions. In addition, the Company had approximately 100 full-time employees working at St. John de Mexico, 70 working at Amen Wardy Home and 35 at St. John Company, Ltd. The Company is not party to any labor agreements, and none of its employees are represented by a union. The Company believes a significant number of its employees are highly skilled and that turnover among these employees has been minimal. The Company considers its relationship with its employees to be good and has not experienced any interruption of its operations due to labor disputes.

Backlog

  At November 1, 1998, the Company had unfilled customer orders for the cruise/spring season of approximately $99 million compared with approximately $97 million as of November 2, 1997. Orders for the cruise/spring season are generally shipped during November through April. The Company's experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

Item 2. PROPERTIES

  The principal executive offices of the Company are located at 17422 Derian Avenue, Irvine, California 92614.

Company-owned Properties

  The general location, use and approximate size of the Company-owned properties are set forth below:

                                                                     Approximate
                                                                       Area in
        Location                             Use                     Square Feet
------------------------  -----------------------------------------  -----------
Irvine, California......  Design Facility, Showroom, Sewing,           110,500
                          Warehousing, Shipping
Tijuana, Mexico.........  Jewelry and Hardware Manufacturing            63,100
Van Nuys, California....  Assembling, Sewing                            27,900
San Ysidro, California..  Assembling                                    27,300
Irvine, California......  Warehousing, Administrative Offices           24,300
Irvine, California......  Knitting                                      20,500

Leased Properties

  The general location, use, approximate size and lease expiration date of the Company's principal leased properties are set forth below:

                                                               Approximate   Lease
                                                                 Area in   Expiration
          Location                           Use               Square Feet    Date
-----------------------------  ------------------------------- ----------- ----------
Irvine, California(1)........  Knitting, Sewing, Finishing,      175,000      7/10
                               Shipping, Administrative
                               Offices
Irvine, California...........  Corporate Headquarters,            85,000      5/01
                               Showroom, Twisting, Dyeing
Alhambra, California.........  Assembling, Sewing                 41,000      8/01
Santa Ana, California........  Jewelry and Hardware               23,000      5/99
                               Manufacturing
Costa Mesa, California(2)....  Retail Boutique                    15,400      1/14
New York, New York...........  Showroom                           12,300     11/04
New York, New York(3)........  Retail Boutique                     7,500      6/11
Beverly Hills, California....  Retail Boutique                     7,000      3/06
New York, New York(3)........  Retail Boutique                     6,200      6/11
Chicago, Illinois............  Retail Boutique                     6,000      9/04
Las Vegas, Nevada............  Retail Boutique                     5,600      1/09
Munich, Germany..............  Retail Boutique                     4,400      4/02

--------
(1) The Company leases this property from a general partnership in which the Company holds a 50 percent interest.

(2) This lease includes both the St. John Knits and Amen Wardy Home boutiques which were opened subsequent to the end of fiscal 1998.

(3) The square footage of the retail boutique located on 5th Avenue in New York City is covered by these two leases.

  As of November 1, 1998, annual base rents for the Company's leased properties listed in the table above ranged from approximately $127,000 to $1,204,000. In general, the terms of these leases provide for rent escalations dependent upon either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographical area.

  The Company believes that there are facilities available for lease in the event that either the productive capacities of the Company's manufacturing facilities need to be expanded or a current lease of a manufacturing facility expires. The Company also leases space for eleven additional retail boutiques, two additional showrooms, one additional administrative facility, one additional warehouse facility, nine outlet stores, five Amen Wardy Home stores and a storage facility (aggregating approximately 225,000 square feet).

  The Company leases certain of its facilities from affiliates of the Company. See "Certain Relationships and Related Transactions." The Company believes that its existing facilities are well maintained and in good operating condition.

Item 3. LEGAL PROCEEDINGS

Amen Wardy Home Stores

  On October 5, 1998, Amen Wardy, Jr. ("Wardy Jr.") filed a complaint (the "Wardy Jr. Complaint") against the Company, Amen Wardy Home Stores, LLC, a 51 percent owned subsidiary of the Company ("Amen"), Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Black and Co., Inc. and Jennifer Black in the Superior Court of the State of California, County of Orange (Wardy, Jr. v. St. John Knits, Inc., et al.). The complaint, which was amended on December 4, 1998, involves claims of wrongful termination, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, slander, libel, intentional and negligent infliction of emotional distress, an accounting fraud, negligent misrepresentation, conspiring to commit fraud and aiding and abetting fraud. The complaint alleges that Amen wrongfully terminated Wardy Jr. because he refused to participate in improper accounting practices. The complaint also alleges that the Company used Amen for its benefit and to the detriment of Amen. Wardy Jr. seeks an unspecified amount of compensatory and punitive damages as well as costs of suit, including attorneys' fees.

  On November 16, 1998, the Company and Amen filed a cross-complaint against Wardy Jr., and a third party complaint against Amen Wardy, Sr., Bob Hightower and Amen Wardy Home, Inc. ("AWHI") in the Superior Court of the State of California, County of Orange. Together, these complaints involve claims of breach of contract, breach of fiduciary duty and fraud. These complaints allege that AWHI used Amen for its benefit and to the detriment of Amen and the Company. The Company and Amen seek an unspecified amount of compensatory and punitive damages, as well as costs of suit, including attorneys' fees.

  On November 17, 1998, AWH Direct, Inc. ("AWH Direct") filed a derivative complaint against Amen, the Company, Robert E. Gray, Marie St. John Gray, Kelly A. Gray, David A. Krinsky and David C. Frankel in the Superior Court of the State of California, County of Orange (AWH Direct, LLC v. Amen Wardy Home Stores, LLC, et al.). In this action AWH Direct is represented by the same counsel as Wardy Jr. in Wardy Jr. v. St. John Knits, Inc., et al., described above. AWH Direct claims that the defendants are liable for breach of fiduciary duty, breach of contract, breach of the implied covenant of good faith and fair dealing, wrongful refusal to allow inspection of books and records and an accounting. The complaint makes allegations similar to the ones made in the Wardy Jr. Complaint. AWH Direct seeks an unspecified amount of compensatory and punitive damages, a mandatory injunction requiring defendants to allow plaintiff immediate access to the books and records of Amen and costs of suit, including attorneys' fees.

Securities Fraud Class Action

  On October 13, 1998, Binary Traders, Inc. filed a complaint on behalf of purchasers of publicly traded securities of the Company during the period of February 25, 1998 to August 25, 1998 against the Company, Robert E. Gray and Kelly A. Gray in the United States District Court, Central District of California, Southern Division (Binary Traders, Inc. v. St. John Knits, Inc., et al.). In this action, Binary Traders claims that the defendants violated federal securities laws by allegedly making fraudulent statements to cover up management's mistakes and certain material adverse conditions affecting the Company's business. In addition, the complaint alleges that Mr. Gray traded shares of the Company's common stock while in possession of allegedly material non-public information. Binary Traders seeks class action certification and an unspecified amount of compensatory damages.

Proposed Buy-out Litigation

  The Company is party to five lawsuits that allege claims against certain of the Company's directors for breach of fiduciary duty alleged to have arisen from a proposed transaction wherein Robert E. Gray, Chairman and Chief Executive Officer of the Company, along with Vestar Capital Partners III, L.P., offered to acquire substantially all of the outstanding common stock of the Company through a buy-out transaction. All of these lawsuits were filed in the Superior Court of the State of California for the County of Orange.

  The dates the lawsuits were instituted, as well as the principal parties to the lawsuits, are as follows: (i) Tehrani v. St. John Knits, Inc., et al., filed on December 9, 1998, by Mishel S. Tehrani, as representative for a putative class of unidentified members, against the Company, Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger G. Ruppert, Richard A. Gadbois III, David A. Krinsky and Rick Rozar, (ii) Hill v. St. John Knits, Inc., et al., filed on December 9, 1998, by Kenneth O. Hill, as representative for a putative class of unidentified members, against the Company, Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger G. Ruppert, Richard A. Gadbois III and David A. Krinsky, (iii) Silverman v. St. John Knits, Inc., et al., filed on December 23, 1998, by Shirley Silverman, as representative for a putative class of unidentified members, against the Company,

Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger G. Ruppert, Richard
A. Gadbois III and David A. Krinsky, (iv) Vinikow v. St. John Knits, Inc., et al., filed on January 8, 1999, by Larry Vinikow as representative for a putative class of unidentified members, against the Company, Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger G. Ruppert, Richard A. Gadbois III and David A. Krinsky and (v) Howden v. St. John Knits, Inc., et al., filed on January 15, 1999, by Richard Howden, Jr. as representative for a putative class of unidentified members, against the Company, Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger G. Ruppert, Richard A. Gadbois III and David
A. Krinsky.

  The principal relief sought in the five actions is certification of the putative class, an injunction of the proposed buy-out transaction from proceeding or, to the extent the transaction is concluded, a rescission of the buy-out transaction and damages and attorneys' fees in an unspecified amount.

  The Company is unable to estimate the outcome of these matters or any potential liabilities it may incur. The Company expects to incur legal and other defense costs as a result of such proceedings in an amount which it can not currently estimate. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve payment of significant amounts, which could have an adverse impact on the Company's business, financial condition, results of operations and cash flows.

  The Company is not a party to any other litigation which is individually or in the aggregate material to the business of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

  The Company's common stock is traded on the New York Stock Exchange under the symbol "SJK." The high and low trading prices of the Company's common stock during each quarter of fiscal years 1998 and 1997, and the dividends paid per share were as follows:

                                        Fiscal 1998            Fiscal 1997
                                   ---------------------- ----------------------
Quarter                             High   Low   Dividend  High   Low   Dividend
-------                            ------ ------ -------- ------ ------ --------
Fourth............................ $33.88 $13.00  $0.025  $49.19 $38.50  $0.025
Third............................. $44.75 $34.00  $0.025  $54.50 $38.75  $0.025
Second............................ $48.31 $38.63  $0.025  $45.50 $37.50  $0.025
First............................. $44.50 $36.38  $0.025  $48.13 $41.13  $0.025

  As of January 26, 1999, the closing sales price for the Company's common stock, as reported on the New York Stock Exchange, was $27.00.

  During fiscal years 1998 and 1997, the Company paid in the aggregate $0.10 per share in cash dividends to its shareholders. In addition, the Company declared another quarterly dividend of $0.025 per share on December 16, 1998 to be paid in cash on February 17, 1999 to the shareholders of record on January 15, 1999. The Company's ability to pay other dividends will depend upon limitations under applicable law, certain covenants under the Company's bank line of credit and other factors the Board of Directors deems relevant, including results of operations, financial condition and capital and surplus requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

  As of January 26, 1999, the number of holders of record of the Company's common stock was approximately 350, and there were approximately 9,000 beneficial owners of the Company's common stock.

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

                                              Fiscal Year Ended
                         -----------------------------------------------------------
                         November 1, November 2, November 3, October 29, October 30,
                            1998        1997        1996        1995        1994
                         ----------- ----------- ----------- ----------- -----------
                                  (in thousands, except per share amounts)
Income Statement Data:
Net sales...............  $281,961    $242,101    $202,951    $161,795    $127,953
Cost of sales...........   120,883      99,545      88,871      74,252      59,179
                          --------    --------    --------    --------    --------
Gross profit............   161,078     142,556     114,080      87,543      68,774
Selling, general and
 administrative
 expenses...............   107,026      84,545      68,385      54,550      43,288
                          --------    --------    --------    --------    --------
Operating income........    54,052      58,011      45,695      32,993      25,486
Other income............     1,369         713       1,355         803         340
                          --------    --------    --------    --------    --------
Income before income
 taxes..................    55,421      58,724      47,050      33,796      25,826
Income taxes............    22,001      24,300      19,929      14,243      10,880
                          --------    --------    --------    --------    --------
Net income..............  $ 33,420    $ 34,424    $ 27,121    $ 19,553    $ 14,946
                          ========    ========    ========    ========    ========
Net income per common
 share-diluted(1).......  $   1.94    $   2.01    $   1.59    $   1.19    $   0.91
                          ========    ========    ========    ========    ========
Dividends per
 share(1)...............  $   0.10    $   0.10    $   0.10    $   0.10    $  0.075
                          ========    ========    ========    ========    ========
Weighted average shares
 outstanding(1).........    17,235      17,134      17,016      16,433      16,396
                          ========    ========    ========    ========    ========
                         November 1, November 2, November 3, October 29, October 30,
                            1998        1997        1996        1995        1994
                         ----------- ----------- ----------- ----------- -----------
                                               (in thousands)
Balance Sheet Data:
Working capital.........  $ 89,190    $ 69,693    $ 49,628     $38,130     $31,442
Total assets............   182,390     153,904     116,494      85,973      62,634
Total debt..............       408         --          --          --          --
Shareholders' equity....   161,574     130,680      97,093      69,227      50,530

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

Results of Operations

  The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                 Percentage of Net Sales
                                                    Fiscal Year Ended
                                           -----------------------------------
                                           November 1, November 2, November 3,
                                              1998        1997        1996
                                           ----------- ----------- -----------
Net sales.................................    100.0%      100.0%      100.0%
Cost of sales.............................     42.9        41.1        43.8
                                              -----       -----       -----
Gross profit..............................     57.1        58.9        56.2
Selling, general and administrative
 expenses.................................     38.0        34.9        33.7
                                              -----       -----       -----
Operating income..........................     19.1        24.0        22.5
Other income..............................      0.5         0.3         0.7
                                              -----       -----       -----
Income before income taxes................     19.6        24.3        23.2
Income taxes..............................      7.8        10.0         9.8
                                              -----       -----       -----
Net income................................     11.8%       14.3%       13.4%
                                              =====       =====       =====

Fiscal 1998 Compared to Fiscal 1997

  Net sales for fiscal 1998 increased by $39,860,000, or 16.5% over fiscal 1997. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $20,904,000, (ii) an increase in sales by Company owned retail stores of approximately $10,176,000, due in part to the increased sales of the New York boutique, the expansion of the Las Vegas boutique, which was completed in May 1998, and the addition of three retail outlet stores since the beginning of fiscal 1997, (iii) an increase in sales of approximately $5,966,000 by Amen Wardy Home Stores, LLC, a 51 percent owned subsidiary which commenced operations during the fourth quarter of fiscal 1997 ("Amen") and (iv) an increase in international sales of $2,814,000, which includes the sales of St. John Company, Ltd., a majority owned subsidiary which commenced operations in Japan during the fourth quarter of fiscal 1997 ("St. John Company, Ltd."). Net sales increased primarily as a result of increased unit sales of various product lines.

  Gross profit for fiscal 1998 increased by $18,522,000, or 13.0% as compared with fiscal 1997, and decreased as a percentage of net sales to 57.1% from 58.9%. This decrease in the gross profit margin was partially attributable to lower gross profit on sales at the outlet stores and lower gross profit margins recorded during the fourth quarter due to higher production costs related to specific styles in the knitwear line. In addition, the lower gross profit margins were also due to increased costs related to overtime and the training of new employees during fiscal 1998 and increased labor costs during the second quarter of fiscal 1998 related to the time incurred to repair finished product which, upon final inspection, did not meet the Company's quality control standards. All of such additional costs were partially offset by an increase in the number of garments being produced and sold without a corresponding increase in certain production costs, due in part to the fixed nature of these costs.

  Selling, general and administrative expenses for fiscal 1998 increased by $22,481,000, or 26.6% over fiscal 1997, and increased as a percentage of net sales to 38.0% from 34.9%. This increase was primarily due to (i) costs incurred related to the start-up of the new home furnishing division, Amen
(ii) an increase in selling expenses due to increased costs of promoting and marketing its products to its major customers, (iii) an increase in selling expenses due to the Company's expansion of its sales and marketing team, (iv) an increase in the design staff, which handles the design function for all the Company's product lines and (v) costs incurred in connection with the completion and start-up of the jewelry manufacturing facility in Mexico and the acquisition of additional warehouse space.

  Operating income for fiscal 1998 decreased by $3,958,000, or 6.8% over fiscal 1997. Operating income as percentage of net sales decreased to 19.1% from 24.0% during the same period. This decrease in the operating income as a percentage of net sales was due to the decrease in the gross profit margin and an increase in selling, general and administrative expenses as a percentage of net sales.

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

Liquidity and Capital Resources

  The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During fiscal 1998, cash provided by operating activities was $24,982,000. Cash provided by operating activities was primarily generated by net income and an increase in accrued expenses and a decrease in accounts receivable, while cash used in operating activities was primarily used to fund an increase in inventories and deferred income tax benefit and a decrease in income taxes and accounts payable. Cash used in investing activities was $22,377,000 during fiscal 1998. The principal use of cash in investing activities was for (i) the purchase of 56 computerized knitting machines, (ii) the purchase of property and construction of improvements for the jewelry and garment hardware manufacturing facility in Mexico, (iii) the construction of leasehold improvements for a new boutique location in Las Vegas, (iv) the construction of leasehold improvements for an Amen Wardy Home boutique location at South Coast Plaza in Costa Mesa, California and (v) the construction of improvements for a new manufacturing location in San Ysidro, California.

  The Company anticipates purchasing property and equipment of approximately $19,000,000 during fiscal 1999. The estimated $19,000,000 will be used principally for (i) upgrades to the Company's computer systems, (ii) the purchase of computerized knitting machines, (iii) the completion of the construction of leasehold improvements for a new boutique location at South Coast Plaza in Costa Mesa, California and (iv) the construction of leasehold improvements for a new boutique location in Hawaii and one additional new boutique location.

  As of November 1, 1998, the Company had approximately $89,190,000 in working capital and $15,512,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25,000,000 bank line of credit ("Line of Credit") which expires on March 1, 2000. The Line of Credit is unsecured and borrowings thereunder bear interest at the Company's choice of the bank's reference rate (8.0 percent at November 1, 1998) or an offshore rate plus 1.5 percent. The availability of funds under the Line of Credit is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a minimum quick ratio, a minimum tangible net worth and a maximum ratio of total liabilities to tangible net worth. The Company may not declare or pay any dividends if the Company fails to perform its obligations under, or fails to meet the conditions of, the Line of Credit or if payment of the dividend creates a default under the Line of Credit. As of November 1, 1998, no amounts were outstanding under the Line of Credit. The Company invests its excess funds primarily in a money market fund, investment grade commercial paper and tax exempt municipal bonds.

  The Company believes it will be able to finance its working capital and capital expenditure requirements on both a short-term and long-term basis with internally generated funds.

  The Company paid approximately $2,084,000 in dividends to its shareholders during fiscal 1998. On December 16, 1998, the Company declared another quarterly cash dividend of $0.025 per outstanding share to be paid on February 17, 1999 to shareholders of record on January 15, 1999. Future dividends by the Company remain subject to limitations under applicable law, certain covenants under the line of credit and other factors the Board of Directors deems relevant, including results of operations, financial condition and capital requirements.

New Accounting Pronouncements

  See Note 2(n) "New Accounting Pronouncements" included under the caption Notes to Consolidated Financial Statements included elsewhere in this document.

Proposed Buy-Out Transaction

  On December 8, 1998, the Board of Directors of the Company formed an independent committee to evaluate a proposal (the "Proposal") received from Company founder, Chairman and Chief Executive Officer Bob Gray and Vestar Capital Partners III, L.P. ("Vestar") to purchase substantially all of the outstanding common stock of the Company for $28 per share in cash (the "Proposed Transaction"). In the Proposal, Mr. Gray and Vestar indicated that the consummation of the Proposed Transaction was subject to certain conditions, including the negotiation and execution of a definitive acquisition agreement, the receipt of financing and satisfactory completion of due diligence investigations of the Company. Mr. Gray and Vestar also stated that the Proposal was a preliminary indication of interest and was non-binding. In addition, Mr. Gray and Vestar informed the Company of a commitment to provide equity financing from Vestar and discussions with Chase Manhattan Bank to provide the balance of the required financing for the transaction. Mr. Gray and Vestar provided in the Proposal that the Proposal would expire on December 31, 1998 (the "Termination Date"). Mr. Gray and Vestar subsequently extended the Termination Date on December 30, 1998, January 14, 1999 and January 21, 1999, to January 15, 1999, January 22, 1999 and February 1, 1999, respectively.

Stock Repurchase Plan

  The Board of Directors authorized a stock repurchase plan on August 26, 1998. This repurchase program allows the purchase of up to one million shares of the Company's common stock. During fiscal 1998, the

Company repurchased 164,400 shares for an aggregate purchase price of $2,880,000. The Company did not make any purchases of its common stock subsequent to the end of fiscal 1998.

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

  The Company is continuing to assess the impact of Year 2000 issues on its information and non-information technology systems. As part of this process, the Company retained the services of an independent contractor with experience in analyzing and addressing Year 2000 issues. In addition, the Company has developed a five-phased plan with respect to the Year 2000 readiness of its internal technology systems. This plan involves (i) creating awareness inside the Company of Year 2000 issues, (ii) analyzing the Company's Year 2000 state of readiness, (iii) correcting systems or acquiring new ones as needed, (iv) testing the corrected or new systems and (v) incorporating the corrected or new systems into the Company's business. The Company had substantially completed all five phases of the plan prior to the end of 1998.

  The Company has also developed a plan to address the impact that Year 2000 issues of its vendors and customers may have on the Company's operations. The Company is currently finalizing its evaluation of the materiality of its vendor and customer relationships and has initiated communications with certain of its significant vendors and customers to identify and minimize disruptions to the Company's operations and to assist in resolving Year 2000 issues. The Company had substantially completed its evaluation at the end of fiscal 1998; however, there can be no assurances that the systems and products of other companies on which the Company relies will not have an adverse effect on the Company's business, operations or financial condition. In the event that completion of the Company's Year 2000 evaluation of its vendors and customers is not assured by the end of 1999, the Company intends to determine appropriate contingency plans.

  As of November 1, 1998, the Company had incurred approximately $304,000 in costs related to the Year 2000 issue. The Company believes that additional costs related to the Year 2000 issue will not be material to the Company's business, operations or financial condition. However, estimates of Year 2000 related costs are based on numerous assumptions and there is no certainty that estimates will be achieved and actual costs could be materially greater than anticipated. The Company anticipates that it will fund its additional Year 2000 costs from current working capital.

Forward Looking Statements

  This Annual Report on Form 10-K contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the Company's anticipated purchases of property and equipment during fiscal 1999, (ii) the Company's belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds, (iii) the Company's anticipated completion of its Year 2000 readiness plans and (iv) the costs and source of funds to address the Company's Year 2000 issues.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company has exposure to fluctuations in foreign currency exchange rates for the revenues derived from sales to its foreign customers denominated in foreign currency. In order to reduce the effects of such fluctuations, under established procedures and controls, the Company enters into forward contracts. These contractual arrangements are entered with a major financial institution. The Company does not hold derivative financial instruments for trading.

  The primary business objective of this hedging program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are entered into at the time the Company's products are priced and ready for sale. The Company's primary exposure to foreign exchange fluctuation is on the deutsche mark. At November 1, 1998, the Company had contracts maturing through May 28, 1999 to sell 5.4 million deutsche marks at rates ranging from 1.71 to 1.77 deutsche marks to the U.S. dollar.

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

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of November 1, 1998, under the captions "Election of Directors" and "Executive Officers," and is incorporated herein by this reference as if set forth in full herein.

Item 11. EXECUTIVE COMPENSATION

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of November 1, 1998 under the captions "Executive Compensation and Other Information," "Election of Directors," "Compensation Report," and "Company Stock Price Performance," and is incorporated herein by this reference as if set forth in full herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of November 1, 1998 under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by this reference as if set forth in full herein.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of November 1, 1998 under the caption "Certain Transactions," and is incorporated herein by this reference as if set forth in full herein.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    1. Consolidated Financial Statements--See "Index to Consolidated Financial Statements"

    2. Consolidated Financial Statement Schedule--See "Index to Consolidated Financial Statements"

    3. Exhibits--See "Exhibit Index"

  (b) Reports on Form 8-K

    1. On September 4, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that, effective August 31, 1998, Amen Wardy, Jr. was terminated as Chief Executive Officer of Amen Wardy Home Stores, LLC.

    2. On September 9, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that, on August 26, 1998, the Company issued a press release to announce a stock repurchase program to purchase up to one million shares of the Company's common stock.

                              ST. JOHN KNITS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..................................  21

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets at November 1, 1998 and November 2, 1997....  22
  Consolidated Statements of Income for the years ended November 1, 1998,
   November 2, 1997 and November 3, 1996..................................  23
  Consolidated Statements of Shareholders' Equity for the years ended
   November 1, 1998, November 2, 1997 and November 3, 1996................  24
  Consolidated Statements of Cash Flows for the years ended November 1,
   1998, November 2, 1997 and November 3, 1996............................  25
  Notes to Consolidated Financial Statements..............................  26

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
  Schedule II--Valuation and Qualifying Account...........................  37

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To St. John Knits, Inc.:

  We have audited the accompanying consolidated balance sheets of ST. JOHN KNITS, INC. (a California corporation) and subsidiaries as of November 1, 1998 and November 2, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 1, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of St. John Knits, Inc. and subsidiaries as of November 1, 1998 and
November 2, 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 1, 1998 in conformity with generally accepted accounting principles.

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


                                          Arthur Andersen LLP

Orange County, California
December 18, 1998 (except for
 the matter discussed in Note
 12 as to which the date is
 January 8, 1999)

                              ST. JOHN KNITS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    November 1,   November 2,
                      ASSETS                            1998          1997
                      ------                        ------------  ------------
Current assets:
  Cash and cash equivalents........................ $ 14,336,872  $ 14,266,564
  Investments......................................    1,175,427     2,351,765
  Accounts receivable, net.........................   35,562,189    36,572,423
  Inventories......................................   47,748,286    30,736,980
  Deferred income tax benefit......................    7,743,961     5,793,961
  Other............................................    2,377,352     2,591,742
                                                    ------------  ------------
    Total current assets...........................  108,944,087    92,313,435
                                                    ------------  ------------
Property and equipment:
  Machinery and equipment..........................   47,023,808    35,903,659
  Leasehold improvements...........................   30,691,098    25,351,868
  Buildings........................................   17,883,700    11,572,917
  Furniture and fixtures...........................    6,462,833     5,434,754
  Land.............................................    5,786,857     3,536,606
  Construction in progress.........................      666,481     4,225,573
                                                    ------------  ------------
                                                     108,514,777    86,025,377
  Less--Accumulated depreciation and amortization..   38,627,543    28,222,633
                                                    ------------  ------------
                                                      69,887,234    57,802,744
                                                    ------------  ------------
Other assets.......................................    3,558,347     3,787,396
                                                    ------------  ------------
                                                    $182,389,668  $153,903,575
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Accounts payable................................. $  8,303,874  $ 10,034,396
  Accrued expenses.................................   11,329,773    10,504,934
  Income taxes payable.............................      120,657     2,081,242
                                                    ------------  ------------
    Total current liabilities......................   19,754,304    22,620,572
                                                    ------------  ------------
Long-term debt.....................................      407,599           --
                                                    ------------  ------------
Minority interest..................................      653,435       602,910
                                                    ------------  ------------
Commitments and contingencies (Notes 7, 10, 11 and
 12)
Shareholders' equity:
  Preferred Stock, no par value: Authorized--
   2,000,000 shares, issued and outstanding--none..          --            --
  Common Stock, no par value: Authorized--
   40,000,000 shares, issued and outstanding--
   16,579,484 and 16,634,548 shares, respectively..      502,799       502,799
  Unrealized loss on securities....................      (27,504)          --
  Cumulative translation adjustment................      197,249       (19,351)
  Additional paid-in capital.......................   17,882,672    18,929,541
  Retained earnings................................  143,019,114   111,267,104
                                                    ------------  ------------
                                                     161,574,330   130,680,093
                                                    ------------  ------------
                                                    $182,389,668  $153,903,575
                                                    ============  ============

                            See accompanying notes.

                              ST. JOHN KNITS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 For the years ended
                                        --------------------------------------
                                        November 1,  November 2,  November 3,
                                            1998         1997         1996
                                        ------------ ------------ ------------
Net sales.............................. $281,960,763 $242,100,843 $202,951,000
Cost of sales..........................  120,882,597   99,545,173   88,870,838
                                        ------------ ------------ ------------
Gross profit...........................  161,078,166  142,555,670  114,080,162
Selling, general and administrative
 expenses..............................  107,025,666   84,544,884   68,385,089
                                        ------------ ------------ ------------
Operating income.......................   54,052,500   58,010,786   45,695,073
Other income...........................    1,369,022      712,694    1,355,234
                                        ------------ ------------ ------------
Income before income taxes.............   55,421,522   58,723,480   47,050,307
Income taxes...........................   22,000,904   24,299,829   19,928,645
                                        ------------ ------------ ------------
Net income............................. $ 33,420,618 $ 34,423,651 $ 27,121,662
                                        ============ ============ ============
Net income per common share--basic..... $       2.00 $       2.07 $       1.64
                                        ============ ============ ============
Net income per common share--diluted... $       1.94 $       2.01 $       1.59
                                        ============ ============ ============
Dividends per share.................... $       0.10 $       0.10 $       0.10
                                        ============ ============ ============
Shares used in the calculation of net
 income per share--basic...............   16,693,955   16,614,975   16,518,077
                                        ============ ============ ============
Shares used in the calculation of net
 income per share--diluted.............   17,234,630   17,133,631   17,015,991
                                        ============ ============ ============




                            See accompanying notes.

                              ST. JOHN KNITS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            Common Stock
                         -------------------- Additional   Cumulative  Unrealized
                           Number               Paid-In    Translation  Loss on     Retained
                         of Shares    Amount    Capital    Adjustment  Securities   Earnings       Total
                         ----------  -------- -----------  ----------- ---------- ------------  ------------
Balance, October 29,
 1995................... 16,468,734  $502,799 $15,687,393   $    --     $    --   $ 53,037,048  $ 69,227,240
  Dividends declared
   ($.10 per share).....        --        --          --         --          --     (1,653,348)   (1,653,348)
  Shares issued upon
   exercise of options
   including tax
   benefit..............    130,330       --    2,397,758        --          --            --      2,397,758
  Net income............        --        --          --         --          --     27,121,662    27,121,662
                         ----------  -------- -----------   --------    --------  ------------  ------------
Balance, November 3,
 1996................... 16,599,064   502,799  18,085,151        --          --     78,505,362    97,093,312
  Dividends declared
   ($.10 per share).....        --        --          --         --          --     (1,661,909)   (1,661,909)
  Shares issued upon
   exercise of options
   including tax
   benefit..............     35,484       --      844,390        --          --            --        844,390
  Foreign currency
   translation
   adjustment...........        --        --          --     (19,351)        --            --        (19,351)
  Net income............        --        --          --         --          --     34,423,651    34,423,651
                         ----------  -------- -----------   --------    --------  ------------  ------------
Balance November 2,
 1997................... 16,634,548   502,799  18,929,541    (19,351)        --    111,267,104   130,680,093
  Dividends declared
   ($.10 per share).....        --        --          --         --          --     (1,668,608)   (1,668,608)
  Shares issued upon
   exercise of options
   including tax
   benefit..............    109,336       --    1,832,969        --          --            --      1,832,969
  Shares repurchased....   (164,400)      --   (2,879,838)       --          --            --     (2,879,838)
  Unrealized loss on
   securities...........        --        --          --         --      (27,504)          --        (27,504)
  Foreign currency
   translation
   adjustment...........        --        --          --     216,600         --            --        216,600
  Net income............        --        --          --         --          --     33,420,618    33,420,618
                         ----------  -------- -----------   --------    --------  ------------  ------------
Balance November 1, 1998 16,579,484  $502,799 $17,882,672   $197,249    $(27,504) $143,019,114  $161,574,330
                         ==========  ======== ===========   ========    ========  ============  ============



                            See accompanying notes.

                              ST. JOHN KNITS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the years ended
                                       ----------------------------------------
                                       November 1,   November 2,   November 3,
                                           1998          1997          1996
                                       ------------  ------------  ------------
Cash flows from operating activities:
  Net income.........................  $ 33,420,618  $ 34,423,651  $ 27,121,662
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization....    11,370,680     8,858,703     7,042,376
    Net increase in deferred income
     tax benefit.....................    (1,950,000)     (300,000)   (1,925,194)
    Loss on disposal of property and
     equipment.......................       483,920       215,810        42,792
    Partnership losses...............       331,405       351,165       224,368
    Minority interest in income of
     consolidated subsidiaries.......        50,525       602,910           --
    (Increase) decrease in accounts
     receivable......................     1,010,234    (8,478,817)   (6,969,300)
    Increase in inventories..........   (17,011,306)   (7,117,926)   (8,710,012)
    (Increase) decrease in other
     current assets..................       214,390    (1,322,360)   (1,022,146)
    (Increase) decrease in other
     assets..........................      (488,410)        6,700    (1,501,100)
    Increase (decrease) in accounts
     payable.........................    (1,730,522)    4,629,995       923,607
    Increase (decrease) in accrued
     expenses........................     1,240,704    (1,004,422)    2,343,116
    Decrease in income taxes
     payable.........................    (1,960,585)     (262,758)     (729,125)
    Decrease in deferred income tax
     liability.......................           --       (143,941)          --
                                       ------------  ------------  ------------
      Net cash provided by operating
       activities....................    24,981,653    30,458,710    16,841,044
                                       ------------  ------------  ------------
Cash flows from investing activities:
  Proceeds from sale of property and
   equipment.........................        10,499        84,641        60,294
  Purchase of property and
   equipment.........................   (23,648,032)  (22,751,076)  (21,400,369)
  Purchase of trademarks.............           --       (747,928)          --
  Purchase of short-term
   investments.......................           --       (204,959)     (347,006)
  Sale of short-term investments.....     1,176,338     2,075,710     2,524,182
  Capital contributions to
   partnership.......................           --        (67,108)     (995,869)
  Capital distributions from
   partnership.......................        84,496        68,500        44,500
                                       ------------  ------------  ------------
      Net cash used in investing
       activities....................   (22,376,699)  (21,542,220)  (20,114,268)
                                       ------------  ------------  ------------
Cash flows from financing activities:
  Dividends paid.....................    (2,084,472)   (1,661,022)   (1,650,090)
  Issuance of common stock...........     1,832,969       844,390     2,397,758
  Proceeds from issuance of long-term
   debt..............................       407,599           --            --
  Payment for the repurchase of
   common stock......................    (2,879,838)          --            --
                                       ------------  ------------  ------------
      Net cash provided by (used in)
       financing activities..........    (2,723,742)     (816,632)      747,668
                                       ------------  ------------  ------------
Effect of exchange rate changes......       216,600       (19,351)          --
                                       ------------  ------------  ------------
Unrealized loss on securities........       (27,504)          --            --
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................        70,308     8,080,507    (2,525,556)
Beginning balance, cash and cash
 equivalents.........................    14,266,564     6,186,057     8,711,613
                                       ------------  ------------  ------------
Ending balance, cash and cash
 equivalents.........................  $ 14,336,872  $ 14,266,564  $  6,186,057
                                       ============  ============  ============
Supplemental disclosures of cash flow
 information:
  Cash received during the year for
   interest income...................  $  1,154,834  $    988,272  $    717,099
                                       ============  ============  ============
  Cash paid during the year for:
    Interest expense.................  $        --   $     46,954  $        --
                                       ============  ============  ============
    Income taxes.....................  $ 25,286,040  $ 24,526,911  $ 20,565,267
                                       ============  ============  ============

                            See accompanying notes.

                             ST. JOHN KNITS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            November 1, 1998, November 2, 1997 and November 3, 1996

1. Company Background and Basis of Presentation

  The consolidated financial statements include the accounts of St. John Knits, Inc. ("St. John"), a California corporation, and its subsidiaries. St. John and its subsidiaries are collectively referred to herein as "the Company." All interdivisional and intercompany transactions and accounts have been eliminated in consolidation. The Company is a leading designer, manufacturer and marketer of women's clothing and accessories. The Company's products are distributed primarily through specialty retailers and the Company's own retail boutiques and outlets.

  During fiscal 1997 the Company formed St. John Company, Ltd. in Japan to operate as a 51 percent owned subsidiary to distribute the Company's products in Japan. During fiscal 1998 the Company increased its ownership percentage to 68 percent. During fiscal 1997 the Company also formed Amen Wardy Home Stores, LLC, a 51 percent owned subsidiary which operates five home furnishing boutiques under the name Amen Wardy Home. The operations of both entities are included in the accompanying consolidated financial statements.

2. Summary of Accounting Policies

 a. Definition of Fiscal Year

  The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. Accordingly, fiscal years 1998, 1997 and 1996 ended on November 1, November 2 and November 3, respectively. Fiscal years 1998 and 1997 were comprised of 52 weeks, and fiscal year 1996 was comprised of 53 weeks.

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

 c. Revenue Recognition

  Revenue on sales to specialty retailers is recognized when the goods are shipped. The Company establishes liabilities for estimated returns and allowances at the time of shipment. The Company also provides for estimated discounts when recording sales. Retail sales are recognized at the point of sale. The Company establishes liabilities for estimated returns at the retail stores. Accounts receivable are shown net of allowances for discounts and uncollectible amounts of $2,488,000 and $951,000 in fiscal year 1998, and $2,543,000 and $905,000 in fiscal year 1997, respectively.

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

                             ST. JOHN KNITS, INC.

            November 1, 1998, November 2, 1997 and November 3, 1996


  Inventories are comprised of the following:

                                                            1998        1997
                                                         ----------- -----------
     Raw materials...................................... $14,529,822 $10,362,158
     Work in process....................................   8,896,248   6,451,053
     Finished products..................................  24,322,216  13,923,769
                                                         ----------- -----------
                                                         $47,748,286 $30,736,980
                                                         =========== ===========

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

 h. Income Taxes

  The Company utilizes the liability method of accounting for income taxes required by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes."

 i. Earnings per Share

  The Company adopted SFAS No. 128 "Earnings Per Share" during fiscal 1998. Under the new requirement, primary earnings per share was replaced with basic earnings per share. Basic earnings per share excludes the dilutive effect of common stock equivalents, including stock options. Diluted earnings per share, which replaced fully diluted earnings per share, includes all dilutive items. Dilution is calculated based upon the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market price during the period.

  As a result of the adoption of SFAS No. 128, primary earnings per share for fiscal 1997 and 1996 were restated from $2.01 to $2.07 and from $1.59 to $1.64, respectively, to reflect the change to basic earnings per share. The difference between basic and diluted earnings per share, as shown on the Company's Consolidated Statements of Income, is due to the dilutive effect of stock options outstanding.

 j. Two-for-One Stock Split

  On March 12, 1996, the Board of Directors declared a two-for-one common stock split which was distributed on May 6, 1996 to shareholders of record at the close of business on April 8, 1996. All share and per share data included in the consolidated financial statements and accompanying notes have been adjusted to reflect the stock split.

                             ST. JOHN KNITS, INC.

            November 1, 1998, November 2, 1997 and November 3, 1996


 k. Foreign Currency Translation

  The Company translates the financial statements of its foreign subsidiaries from the local (functional) currencies to U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Substantially all assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, while revenue and expenses are translated at average exchange rates prevailing during the year. Adjustments for foreign currency translation fluctuations are excluded from net income and are included as a separate component of consolidated shareholders' equity.

 l. Advertising and Promotion

  All costs associated with advertising and promotion of the Company's products are expensed as incurred.

 m. Investments

  The Company's investments are categorized as available-for-sale securities, as defined by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

 n. New Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued SFAS Nos.130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information." The Company will be required to adopt these standards in fiscal 1999. The adoption of these standards is not expected to have a material impact on the Company's financial position or results of operations.

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities". The Company will be required to adopt this standard in fiscal 2000. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

3. Fair Value of Financial Instruments

  The carrying amounts of cash and cash equivalents approximate fair value. Investments consist primarily of municipal bonds with maturity dates of less than six months and common stock, which are classified as available-for-sale.

  Investments available-for-sale at November 1, 1998 and November 2, 1997 are as follows:

                                                             Market   Unrealized
                  November 1, 1998                 Cost      Value       Loss
                  ----------------              ---------- ---------- ----------
     Municipal Securities...................... $1,000,000 $1,000,000  $   --
     Common Stock..............................    202,931    175,427   27,504
                                                ---------- ----------  -------
                                                $1,202,931 $1,175,427  $27,504
                                                ========== ==========  =======
                  November 2, 1997
                  ----------------
     Municipal Securities...................... $1,500,000 $1,500,000  $   --
     Money Market Fund.........................    833,511    833,511      --
     Common Stock..............................     18,254     18,254      --
                                                ---------- ----------  -------
                                                $2,351,765 $2,351,765  $   --
                                                ========== ==========  =======

                             ST. JOHN KNITS, INC.

            November 1, 1998, November 2, 1997 and November 3, 1996


  The Company holds various foreign exchange contracts. At November 1, 1998, the Company had contracts maturing through May 28, 1999 to sell 5.4 million deutsche marks and 365,000 British pounds at rates ranging from 1.71 to 1.77 deutsche marks to the U.S. dollar and 1.63 to 1.64 U.S. dollars to the British pound. At November 2, 1997, the Company had contracts maturing through November 10, 1998 to sell 10.9 million deutsche marks and 670,000 British pounds at rates ranging from 1.55 to 1.71 deutsche marks to the U.S. dollar and 1.62 to 1.66 U.S. dollars to the British pound. At November 1, 1998 and November 2, 1997 the fair value of these foreign exchange contracts were less than the face value by $197,000 and $96,000, respectively.

  During the fourth quarter of fiscal 1998, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations. It is the Company's policy to reduce the effects of fluctuations in foreign currency exchange rates associated with its sale of goods denominated in foreign currency by entering into forward contracts. The Company enters into contracts to sell foreign currencies in the future only to protect the U.S. dollar value of certain investments and future foreign currency transactions. The Company does not engage in speculation. The gains and losses on these contracts are included in income upon maturity and offset the foreign exchange gains and losses reported on the underlying transactions. The total net gain recorded during fiscal 1998 was approximately $321,000 and is included as an offset to selling, general and administrative expenses on the accompanying consolidated statements of income.

4. Accrued Expenses

  Accrued expenses for fiscal years 1998 and 1997 are comprised of the following:

                                                           1998        1997
                                                        ----------- -----------
     Wages and benefits................................ $ 5,135,454 $ 4,013,350
     Workers' compensation.............................     646,100     796,382
     Profit-sharing plan contribution..................     500,000     500,000
     Promotional and advertising allowance.............   1,896,955   1,741,896
     Other.............................................   3,151,264   3,453,306
                                                        ----------- -----------
                                                        $11,329,773 $10,504,934
                                                        =========== ===========

5. Income Taxes

  The provision for income taxes for fiscal years 1998, 1997 and 1996, consists of the following:

                                               1998        1997        1996
                                            ----------- ----------- -----------
     Current:
       Federal............................. $17,568,636 $18,878,088 $16,434,369
       State...............................   4,220,969   5,335,096   4,277,275
                                            ----------- ----------- -----------
                                             21,789,605  24,213,184  20,711,644
     Deferred provision (benefit)..........     211,299      86,645    (782,999)
                                            ----------- ----------- -----------
                                            $22,000,904 $24,299,829 $19,928,645
                                            =========== =========== ===========

                             ST. JOHN KNITS, INC.

            November 1, 1998, November 2, 1997 and November 3, 1996


  The components of the deferred income tax provision (benefit) for fiscal years 1998 and 1997 are as follows:

                                             1998       1997        1996
                                           ---------  ---------  -----------
     Allowance for uncollectible accounts. $  16,718  $  57,083  $       --
     Inventory adjustments to market......  (431,311)   609,067   (1,286,168)
     Accrued expenses.....................   663,042   (429,750)     374,841
     Depreciation.........................   (37,150)  (149,755)     128,328
                                           ---------  ---------  -----------
                                           $ 211,299  $  86,645  $  (782,999)
                                           =========  =========  ===========

  The components of the Company's deferred income tax benefit as of November 1, 1998 and November 2, 1997 are as follows:

                                                             1998       1997
                                                          ---------- ----------
     Deferred income tax benefit:
       Tax basis adjustments to inventory................ $2,126,806 $1,952,210
       Allowance for uncollectible accounts..............    879,725    364,583
       Inventory adjustments to market...................  2,283,321  2,952,273
       Accrued expenses..................................  2,454,109    524,895
                                                          ---------- ----------
                                                          $7,743,961 $5,793,961
                                                          ========== ==========

  The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes for fiscal years 1998, 1997 and 1996 as follows:

                                            1998         1997        1996
                                         -----------  ----------- -----------
     Income tax provision computed at
      statutory rate.................... $19,397,537  $20,553,218 $16,467,607
     State taxes, net of federal
      benefit...........................   3,350,232    3,549,834   2,844,192
     Tax credits and other..............    (746,865)     196,777     616,846
                                         -----------  ----------- -----------
     Tax provision...................... $22,000,904  $24,299,829 $19,928,645
                                         ===========  =========== ===========

6. Benefit and Stock Option Plans

  The Company is self-insured for a portion of its medical benefits programs. Amounts charged to expense for health benefits were $3,594,000, $3,110,000 and $3,137,000 for fiscal years 1998, 1997 and 1996, respectively, and were based on actual claims and an estimate of claims incurred but not reported. The current liability for health benefits is included in accrued expenses on the accompanying consolidated balance sheets. The Company maintains excess insurance coverage on an individual and an aggregate basis.

  The Company maintains a qualified profit-sharing plan for the benefit of all eligible employees. This plan contemplates the sharing of profits annually at the discretion of the Board of Directors and is funded by cash contributions. The contribution to this plan was $500,000, in each of the fiscal years 1998, 1997 and 1996.

  The Company has one stock option plan, the 1993 St. John Knits, Inc. Stock Option Plan (the "Plan"). Options granted under the Plan may be either incentive or nonstatutory stock options. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for fiscal years 1998, 1997 and 1996.

                             ST. JOHN KNITS, INC.

            November 1, 1998, November 2, 1997 and November 3, 1996


  SFAS No. 123 "Accounting for Stock-Based Compensation" was issued in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of SFAS No. 123 is optional for employee stock option grants, however pro forma disclosure as if the Company had adopted the cost recognition method is required. Had compensation cost for stock options awarded under the Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have reflected the following pro forma amounts:

                                                         1998        1997
                                                      ----------- -----------
     Net income:             As reported............. $33,420,618 $34,423,651
                             Pro forma............... $31,818,853 $33,605,519
     Net income per share--
      diluted:               As reported.............       $1.94       $2.01
                             Pro forma...............       $1.85       $1.96

  The Company may grant up to 2,350,000 options under the Plan. The Company has granted 1,625,334 options through November 1, 1998. The options are primarily issued at fair market value with exercise prices equal to the Company's stock price at the date of grant. Options generally vest over three years; are exercisable in whole or in installments; and expire ten years from date of grant.

  The following is a summary of the activity in the Plan for fiscal years 1998, 1997, and 1996:

                               1998               1997              1996
                         ------------------ ----------------- ------------------
                                   Weighted          Weighted           Weighted
                                   Average           Average            Average
                                   Exercise          Exercise           Exercise
                          Shares    Price   Shares    Price    Shares    Price
                         --------  -------- -------  -------- --------  --------
Outstanding, beginning
 of year................  842,988   $17.16  681,472   $ 9.45   784,470   $ 8.81
Granted.................  527,334    27.12  197,000    42.27    28,000    23.04
Exercised............... (109,336)    9.79  (35,484)    8.50  (130,330)    8.50
Forfeited............... (339,334)   39.44      --       --       (668)    8.50
                         --------   ------  -------   ------  --------   ------
Outstanding, end of
 year...................  921,652   $15.42  842,988   $17.16   681,472   $ 9.45
                         ========   ======  =======   ======  ========   ======
Exercisable, end of
 year...................  677,960   $14.37  668,644   $11.28   625,458   $ 8.68
Weighted average fair
 value of options
 granted................            $11.34            $17.93             $ 8.80

  During fiscal 1998, a total of 324,334 options were repriced.

  The following is a detail of the stock options outstanding at November 1, 1998, including weighted average contractual life and exercise price information:

                                                   Weighted Average
                                               -------------------------
         Range of        Options     Options      Remaining     Exercise
     Exercise Prices   Outstanding Exercisable Contractual Life  Price
     ---------------   ----------- ----------- ---------------- --------
          $8.50          492,818     492,818         4.36        $ 8.50
     $15.06 to $23.00    328,834      85,142         9.48         18.58
     $39.06 to $39.13    100,000     100,000         9.10         39.09
     ----------------    -------     -------         ----        ------

     $8.50 to $39.13     921,652     677,960         6.70        $15.42
     ================    =======     =======         ====        ======


  For purposes of the pro forma presentation above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for the grants in fiscal years 1998 and 1997: weighted average risk-free interest rate of 5.55 and 6.32 percent; weighted average volatility of 27.5 and 31.0 percent; expected life of 6 years; and weighted average dividend yield of 0.263 and 0.237 percent.

                             ST. JOHN KNITS, INC.

            November 1, 1998, November 2, 1997 and November 3, 1996


7. Commitments

  The Company has entered into various leases for manufacturing, showroom, warehouse, retail and office locations, including leases with related parties (Note 9). The leases expire at various dates through the year 2014 and certain leases contain renewal options. Rental expense under these leases was approximately $12,052,000, $9,474,000 and $8,094,000 in fiscal years 1998,
1997 and 1996, respectively.

  The following is a schedule of future minimum rental payments required under noncancellable operating leases as of November 1, 1998:

     1999.......................................................... $ 12,802,000
     2000..........................................................   12,247,000
     2001..........................................................   11,305,000
     2002..........................................................   10,831,000
     2003..........................................................   10,222,000
     Thereafter....................................................   69,584,000
                                                                    ------------
                                                                    $126,991,000
                                                                    ============

  The Company has various employment contracts with certain key employees, which expire at various times through June 1, 2000. These agreements provide for total annual compensation aggregating $3,634,000 and the payment of severance benefits upon the termination of employment.

  As of November 1, 1998 and November 2, 1997, the Company's commitments to purchase wool yarn were approximately $12,779,000 and $11,847,000 respectively. The Company's commitment to purchase computerized knitting machines totaled approximately $569,000 and $2,326,000 at November 1, 1998 and November 2, 1997, respectively.

  On November 4, 1998, the Board of Directors of the Company adopted a shareholder rights plan whereby shareholders will receive one right for each share of common stock. The rights were issued as a dividend to shareholders of record on November 18, 1998. Generally, the plan provides that if a person or group acquires more than 15 percent of the Company's stock, holders of the rights will be entitled to purchase the Company's stock at half of market value. The plan also provides that if the Company is acquired in a merger or other business combination after a person or group acquires more than 15 percent of the Company's stock, holders of the rights will be entitled to purchase the acquiring company's stock at half of market value. Subject to certain restrictions, the Company will be entitled to redeem the rights for $0.01 per right at any time until the first date of public announcement that a 15 percent position in the Company has been acquired.

8. Line of Credit and Long-term Debt

  The Company has a line of credit agreement with a bank. The agreement provides for a $25,000,000 line of credit that matures March 1, 2000. Borrowings under the line bear interest at the bank's reference rate
(8.0 percent at November 1, 1998) or an offshore rate plus 1.5 percent. The agreement contains covenants, which, among other matters, restrict capital expenditures, dividends, investments, loans and advances and require the maintenance of certain financial ratios. No amounts were due under this line of credit at either November 1, 1998 or November 2, 1997. Letters of credit outstanding under the line of credit totaled approximately $111,000 and $331,000 at November 1, 1998 and November 2, 1997, respectively.

                             ST. JOHN KNITS, INC.

            November 1, 1998, November 2, 1997 and November 3, 1996


  The long-term debt included on the consolidated balance sheet at November 1, 1998 represents the long-term portion of a term loan incurred by the Company's Japanese subsidiary, St. John Company, Ltd. The loan requires 36 equal monthly installments including principal and interest through August 2001. The effective interest rate for the loan was 2.1 percent at November 1, 1998. The current portion of this loan is included in accrued liabilities on the accompanying consolidated balance sheets.

9. Related-Party Transactions

  The Company leases its corporate headquarters/manufacturing facility and one other manufacturing facility from partnerships in which a shareholder of the Company is a significant partner. The annual payments on these leases were approximately $975,000, $884,000 and $966,000 in fiscal years 1998, 1997 and
1996, respectively. The leases expire at various dates during fiscal year 2001 and are included in the future minimum rental payments disclosure (Note 7).

  The Company periodically rents personal property provided by a company that is owned by a shareholder. Rental payments for the use of such equipment were approximately $21,000, $30,000 and $37,000 in fiscal years 1998, 1997 and 1996, respectively.

  At November 1, 1998 and November 2, 1997, the Company held a 50 percent ownership interest in a partnership which leases transportation equipment to the Company. The holder of the other 50 percent ownership interest is a corporation which is wholly-owned by one of the Company's shareholders. During fiscal 1996, the Company made net capital contributions to the partnership of approximately $951,000. At November 1, 1998 and November 2, 1997, the Company's investment in this partnership, net of partnership losses, was approximately $854,000 and $1,270,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. During fiscal years 1998, 1997 and 1996, the Company made lease payments to the partnership of $868,000, $840,000 and $572,000, respectively. During the same years, the Company reported net losses from the activities of the partnership of $331,000, $351,000 and $224,000, respectively.

10. Current Vulnerability Due to Certain Concentrations

  A substantial portion of the Company's sales are made to three major customers. These three customers accounted for 17,14 and 14 percent of net sales during fiscal 1998, 17, 15 and 15 percent of net sales during fiscal 1997 and 18, 15 and 15 percent during fiscal 1996. The loss of any one of these customers could have a materially adverse affect on the Company's business.

  The Company sells primarily to specialty apparel retailers; thus, the risk of collection losses is concentrated in this industry. Management believes that the Company's credit and collection policies are adequate to prevent significant collection losses and that the allowance for uncollectible accounts is adequate at November 1, 1998 and November 2, 1997.

11. Litigation

 Amen Wardy Home Stores

  On October 5, 1998, Amen Wardy, Jr. ("Wardy Jr.") filed a complaint (the "Wardy Jr. Complaint") against the Company, Amen Wardy Home Stores, LLC, a 51 percent owned subsidiary of the Company ("Amen"), Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Black and Co., Inc. and Jennifer Black in the Superior Court of the State of California, County of Orange (Wardy, Jr. v. St. John Knits, Inc., et al.). The

                             ST. JOHN KNITS, INC.

            November 1, 1998, November 2, 1997 and November 3, 1996

complaint, which was amended on December 4, 1998, involves claims of wrongful termination, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, slander, libel, intentional and negligent infliction of emotional distress, an accounting fraud, negligent misrepresentation, conspiring to commit fraud and aiding and abetting fraud. The complaint alleges that Amen wrongfully terminated Wardy Jr. because he refused to participate in improper accounting practices. The complaint also alleges that the Company used Amen for its benefit and to the detriment of Amen. Wardy Jr. seeks an unspecified amount of compensatory and punitive damages as well as costs of suit, including attorneys' fees.

  On November 16, 1998, the Company and Amen filed a cross-complaint against Wardy Jr., and a third party complaint against Amen Wardy, Sr., Bob Hightower and Amen Wardy Home, Inc. ("AWHI") in the Superior Court of the State of California, County of Orange. Together, these complaints involve claims of breach of contract, breach of fiduciary duty and fraud. These complaints allege that AWHI used Amen for its benefit and to the detriment of Amen and the Company. The Company and Amen seek an unspecified amount of compensatory and punitive damages, as well as costs of suit, including attorneys' fees.

  On November 17, 1998, AWH Direct, Inc. ("AWH Direct") filed a derivative complaint against Amen, the Company, Robert E. Gray, Marie St. John Gray, Kelly A. Gray, David A. Krinsky and David C. Frankel in the Superior Court of the State of California, County of Orange (AWH Direct, LLC v. Amen Wardy Home Stores, LLC, et al.). In this action AWH Direct is represented by the same counsel as Wardy Jr. in Wardy Jr. v. St. John Knits, Inc., et al., described above. AWH Direct claims that the defendants are liable for breach of fiduciary duty, breach of contract, breach of the implied covenant of good faith and fair dealing, wrongful refusal to allow inspection of books and records and an accounting. The complaint makes allegations similar to the ones made in the Wardy Jr. Complaint. AWH Direct seeks an unspecified amount of compensatory and punitive damages, a mandatory injunction requiring defendants to allow plaintiff immediate access to the books and records of Amen and costs of suit, including attorneys' fees.

 Securities Fraud Class Action

  On October 13, 1998, Binary Traders, Inc. filed a complaint on behalf of purchasers of publicly traded securities of the Company during the period of February 25, 1998 to August 25, 1998 against the Company, Robert E. Gray and Kelly A. Gray in the United States District Court, Central District of California, Southern Division (Binary Traders, Inc. v. St. John Knits, Inc., et al.). In this action, Binary Traders claims that the defendants violated federal securities laws by allegedly making fraudulent statements to cover up management's mistakes and certain material adverse conditions affecting the Company's business. In addition, the complaint alleges that Mr. Gray traded shares of the Company's common stock while in possession of allegedly material non-public information. Binary Traders seeks class action certification and an unspecified amount of compensatory damages.

 Proposed Buy-out Litigation

  Effective December 8, 1998, the Company received a proposal from Robert E. Gray, Chairman and Chief Executive Officer, and Vestar Capital Partners III, L.P. to purchase substantially all of the outstanding common stock of the Company through a buy-out transaction. The Company has appointed an independent committee of directors to evaluate the proposed transaction.

  The Company is party to lawsuits that allege claims against certain of the Company's directors for breach of fiduciary duty alleged to have arisen from the proposed buy-out transaction. The lawsuits were filed in the Superior Court of the State of California for the County of Orange.

                             ST. JOHN KNITS, INC.

            November 1, 1998, November 2, 1997 and November 3, 1996


  The dates the lawsuits were instituted, as well as the principal parties to the lawsuits, are as follows: (i) Tehrani v. St. John Knits, Inc., et al., filed on December 9, 1998, by Mishel S. Tehrani, as representative for a putative class of unidentified members, against the Company, Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger G. Ruppert, Richard A. Gadbois III, David A. Krinsky and Rick Rozar and (ii) Hill v. St. John Knits, Inc., et al., filed on December 9, 1998, by Kenneth O. Hill, as representative for a putative class of unidentified members, against the Company, Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger G. Ruppert, Richard A. Gadbois III and David A. Krinsky.

  The principal relief sought in the these actions is certification of the putative class, an injunction of the proposed buy-out transaction from proceeding or, to the extent the transaction is concluded, a rescission of the buy-out transaction and damages and attorneys' fees in an unspecified amount.

  The Company is unable to estimate the outcome of these matters or any potential liabilities it may incur. The Company expects to incur legal and other defense costs as a result of such proceedings in an amount which it can not currently estimate. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve payment of significant amounts, which could have an adverse impact on the Company's business, financial condition, results of operations and cash flows.

12. Subsequent Events

  Additional lawsuits were instituted in regards to the proposed buy-out transaction. The lawsuits were filed in the Superior Court of the State of California for the County of Orange. The dates the lawsuits were instituted, as well as the principal parties to the lawsuits, are as follows: (i) Silverman v. St. John Knits, Inc., et al., filed on December 23, 1998, by Shirley Silverman, as representative for a putative class of unidentified members, against the Company, Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger G. Ruppert, Richard A. Gadbois III and David A. Krinsky and (ii) Vinikow v. St. John Knits, Inc., et al., filed on January 8, 1999, by Larry Vinikow as representative for a putative class of unidentified members, against the Company, Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger
G. Ruppert, Richard A. Gadbois III and David A. Krinsky.

  The principal relief sought in the these actions is certification of the putative class, an injunction of the proposed buy-out transaction from proceeding or, to the extent the transaction is concluded, a rescission of the buy-out transaction, and damages and attorneys' fees in an unspecified amount.

  The Company is unable to estimate the outcome of these matters or any potential liabilities it may incur. The Company expects to incur legal and other defense costs as a result of such proceedings in an amount which it can not currently estimate. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve payment of significant amounts, which could have an adverse impact on the Company's business, financial condition, results of operations and cash flows.

                              ST. JOHN KNITS, INC.

            November 1, 1998, November 2, 1997 and November 3, 1996


13. Results by Quarter (Unaudited)

  The unaudited results by quarter for fiscal years 1998 and 1997 are shown below:

                                                  First  Second   Third  Fourth
                                                 Quarter Quarter Quarter Quarter
                                                 ------- ------- ------- -------
                                                 (in thousands, except per share
                                                            amounts)
Year ended November 1, 1998
  Net sales..................................... $68,761 $69,806 $67,727 $75,667
  Gross profit..................................  39,778  40,876  39,428  40,996
  Net income....................................   9,220   9,746   7,325   7,129
  Net income per common share--diluted..........    0.54    0.57    0.43    0.42
Year ended November 2, 1997
  Net sales..................................... $56,175 $59,563 $54,811 $71,552
  Gross profit..................................  31,756  35,871  32,163  42,767
  Net income....................................   7,383   8,874   7,201  10,965
  Net income per common share--diluted..........    0.43    0.52    0.42    0.64

                                                                     SCHEDULE II

                              ST. JOHN KNITS, INC.

                        VALUATION AND QUALIFYING ACCOUNT

                  For the Fiscal Years Ended November 1, 1998,
                     November 2, 1997 and November 3, 1996

                                  Balance at  Charged to            Balance at
                                 Beginning of Costs and               End of
                                 Fiscal Year   Expenses  Deductions Fiscal Year
                                 ------------ ---------- ---------- -----------
Allowance for Uncollectible
 Accounts:
  Fiscal year ended November 1,
   1998.........................   $905,000    $283,826   $238,099   $950,727
  Fiscal year ended November 2,
   1997.........................   $750,000    $369,987   $214,987   $905,000
  Fiscal year ended November 3,
   1996.........................   $750,000    $ 88,547   $ 88,547   $750,000

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 1999

                                          ST. JOHN KNITS, INC. (Registrant)

                                                       /s/ BOB GRAY
                                          By:__________________________________
                                                         Bob Gray
                                                 Chairman of the Board and
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                         TITLE                   DATE
           ---------                         -----                   ----

         /s/ BOB GRAY              Chairman of the Board       January 27, 1999
-------------------------------    and Chief Executive
           Bob Gray                Officer (Principal
                                   Executive Officer)

    /s/ MARIE ST. JOHN GRAY        Vice Chairman of the        January 27, 1999
-------------------------------    Board, Chief Designer
      Marie St. John Gray          and Secretary

       /s/ KELLY A. GRAY           Director and President      January 27, 1999
-------------------------------
         Kelly A. Gray

      /s/ ROGER G. RUPPERT         Director, Senior Vice       January 27, 1999
-------------------------------    President-Finance and
        Roger G. Ruppert           Chief Financial Officer
                                   (Principal Financial
                                   Officer and Principal
                                   Accounting Officer)

      /s/ DAVID A. KRINSKY         Director                    January 27, 1999
-------------------------------
        David A. Krinsky

  /s/ RICHARD A. GADBOIS, III      Director                    January 27, 1999
-------------------------------
    Richard A. Gadbois, III

      /s/ ROBERT C. DAVIS          Director                    January 27, 1999
-------------------------------
        Robert C. Davis

    /s/ DANIEL THOMAS REINER       Director                    January 27, 1999
-------------------------------
      Daniel Thomas Reiner

      /s/ MARK R. GOLDSTON         Director                    January 27, 1999
-------------------------------
        Mark R. Goldston

                                 EXHIBIT INDEX

                                                                     Sequential
 Exhibit                                                                Page
 Number                         Description                            Number
 -------                        -----------                          ----------
   3.1   Articles of Incorporation of the Company(1)
   3.2   Bylaws of the Company(1)
   3.3   Certificate of Determination of Preferences of Series A
         Junior Participating Preferred Stock of St. John Knits,
         Inc. (incorporated by reference to Exhibit 3.1 of the
         Company's Current Report of Form 8-K filed on November
         12, 1998 (File No. 1-11752))
   4.1   Rights Agreement, dated as of November 9, 1998, between
         St. John Knits, Inc. and Harris Trust Company of
         California, as rights agent (incorporated by reference to
         Exhibit 4.1 of the Company's Current Report on Form 8-K
         filed on November 12, 1998 (File No. 1-11752))
  10.1   Lease Amendment Agreement dated April 1, 1997 between the
         Company and G.M. Properties (increasing the space of the
         corporate headquarters, warehousing and Manufacturing
         facility)(6)
  10.2   Retail Lease dated August 8, 1995 by and between the
         Company and Wilshire Roxbury Enterprises, a California
         Limited Partnership (Beverly Hills Boutique)(4)
  10.3   Agreement of Lease dated as of December 31, 1995 by and
         between the Company and Rolex Realty Company, Inc. (New
         York Boutique)(4)
  10.4   Lease dated June 1, 1986 between G.M. Properties and the
         Company (Corporate Headquarters)(1)
  10.5   Industrial Real Estate Lease dated November 13, 1985
         between the Alhambra Partners, a California Limited
         Partnership, and the Company, together with Amendment No.
         1 to Industrial Real Estate Lease dated November 13, 1985
         and Option to Extend Term dated November 13, 1985
         (Assembling, Sewing)(1)
  10.6   Agreement of Lease dated March 1, 1991 by and between the
         Company and Broadway and 41st Associates Limited
         Partnership, as amended by letter agreements dated March
         4, 1991, November 6, 1991, and November 7, 1991, and as
         further amended by Lease Extension and Modification
         Agreement dated October 22, 1993 (New York Showroom)(1)
  10.7   Agreement of Lease dated October 22, 1993 by and between
         the Company and Broadway and 41st Associates Limited
         Partnership (New York Showroom)(2)
 *10.8   Description of Directors Compensation Plan(5)
  10.9   Agreement of Lease dated January 11, 1991 by and between
         Rolex Realty Company, Inc. and the Company together with
         Lease Modification Agreement dated January 11, 1991 and
         Second Lease Modification Agreement dated April 12, 1991
         (New York Boutique)(1)
  10.10  Amended and Restated Agreement of Limited Partnership of
         SJA 1&2, Ltd. dated October 31, 1993 by and between the
         Company and Ocean Air Charters, Inc.(2)
 *10.11  Amended and Restated Employment Agreement dated as of
         July 13, 1998 between the Company and Robert E.Gray
         (incorporated by reference to Exhibit 10.3 of the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended August 2, 1998 (File No. 1-11752))
 *10.12  Employment Agreement dated as of July 14, 1998 between the Company and Marie St. John Gray (incorporated by
         reference to Exhibit 10.4 of the Company's Quarterly
         Report on Form 10-Q for the quarter ended August 2, 1998
         (File No. 1-11752))
  10.13  Product Design and Development Agreement dated August 5,
         1997 among the Company, Amen Wardy, Sr. and Amen Wardy,
         Jr.(6)
 *10.14  Employment Agreement dated as of July 14, 1998 between the Company and Kelly A. Gray (incorporated by reference
         to Exhibit 10.5 of the Company's Quarterly Report on Form
         10-Q for the quarter ended August 2, 1998 (File No. 1-
         11752))
 *10.15  Employment Agreement dated as of July 14, 1998 between the Company and Bruce Fetter (incorporated by reference
         to Exhibit 10.9 of the Company's Quarterly Report on
         Form 10-Q for the quarter ended August 2, 1998 (File
         No.1-11752))
 *10.16  Employment Agreement dated as of July 14, 1998 between the Company and Roger G. Ruppert (incorporated by
         reference to Exhibit 10.6 of the Company's Quarterly
         Report on Form 10-Q for the quarter ended August 2, 1998
         (File No. 1-11752))

                                                                     Sequential
 Exhibit                                                                Page
 Number                         Description                            Number
 -------                        -----------                          ----------
 *10.17  Employment Agreement dated as of July 14, 1998 between the Company and Karla R. Guyer (incorporated by reference
         to Exhibit 10.8 of the Company's Quarterly Report on Form
         10-Q for the quarter ended August 2, 1998 (File No. 1-
         11752))
 *10.18  St. John Knits, Inc. Employees' Profit Sharing Plan dated as of August 21, 1995(4)
  10.19  Aircraft Lease dated April 1, 1998 by and between the
         Company and Ocean Air Charters, Inc. as Trustee of the
         SJA 1&2, Ltd. Trust (Lease for Company airplane)
         (incorporated by reference to Exhibit 10.1 of the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended May 3, 1998 (File No. 1-11752))
 *10.20  1993 Stock Option Plan(1)
 *10.21  Form of Indemnity Agreement by and between the Company and each of its directors and officers(1)
  10.22  Agreement to Form Partnership and Escrow Instructions
         dated November 7, 1994 by and between the Company and
         Varian Associates, a California General Partnership(3)
  10.23  Wool Yarn Purchase Agreement dated July 29, 1998, by and between the Company and the Kent Manufacturing Company
         (incorporated by reference to Exhibit 10.2 of the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended May 3, 1998 (File No. 1-11752))
  10.24  Agreement effective as of September 1, 1993 by and among the Company, Escada A.G. and Amira Verwaltungs A.G.
         (assumption of lease by the Company)(2)
  10.25  Lease dated September 26, 1994 by and between the Company and La Salle National Bank, as Trustee under Trust
         Agreement dated October 8, 1974, known as Trust
         Number 48163 (Chicago Boutique)(3)
  10.26  Distribution Agreement dated June 11, 1997 by and between the Company and Gary Farn, Ltd.(6)
  10.27  Business Loan Agreement dated December 15, 1995 by and between the Company and Bank of America National Trust
         and Savings Association(4)
  10.28  General Partnership Agreement of St. John-Varian
         Development Company dated April 3, 1995 by and between
         the Company and Varian Associates, a California General
         Partnership(4)
  10.29  Lease Agreement dated April 3, 1995 by and between the
         Company and St. John-Varian Development Company
         (Knitting, Sewing, Finishing, Shipping, Administrative
         Offices)(4)
  10.30  Joint Venture Agreement dated July 17, 1997 between the
         Company and Commercial Development Co., Ltd.(6)
  10.31  Agreement for Purchase and Sale of Real Property and
         Joint Escrow Instruction dated as of January 15, 1996
         between the Company and Baxter Healthcare Corporation
         (Storage)(5)
  10.32  Lease Extension Agreement dated February 6, 1996 between the Company and G.M. Properties (extending the lease for
         the Company's current Corporate Headquarters)(5)
  10.33  Lease Agreement dated June 5, 1998 between the Company and South Coast Plaza, a California General Partnership
         (South Coast Plaza boutique)(incorporated by reference to
         Exhibit 10.1 of the Company's Quarterly Report on Form
         10-Q for the quarter ended August 2, 1998 (File No. 1-
         11752))
  10.34  Lease Extension Agreement dated as of September 1, 1996 between the Company and Alhambra Partners (extending the
         lease for one of the Company's Assembling and Sewing
         facilities)(5)
  10.35  License and Distribution Agreement dated as of August 1,
         1997 between the Company and St. John Co., Ltd.(6)
  10.36  Agreement for Purchase and Sale of Real Property and
         Joint Escrow Instruction dated as of March 12, 1996 by
         and between the Company and Baxter Healthcare Corporation
         (Design/Manufacturing)(5)
  10.37  Amendment No. 1 to Business Loan Agreement dated as of
         April 26, 1996 by and between the Company and Bank of
         America National Trust and Savings Association(5)
 *10.38  Amendment No. I to the St. John Knits, Inc. 1993 Stock
         Option Plan(5)
  10.39  Asset Purchase Agreement dated as of August 29, 1996 among the Company, Jakob Schlaepfer & Co. AG and Jakob
         Schlaepfer, Inc.(5)
  10.40  Amendment No. 2 to Business Loan Agreement between the
         Company and Bank of America National Trust and Savings
         Association(5)

                                                                     Sequential
 Exhibit                                                                Page
 Number                         Description                            Number
 -------                        -----------                          ----------
  10.41  Manufacturing and Supply Agreement dated as of November
         9, 1996 by and between the Company and Calzaturificio
         M.A.B. S.p.A.(5)
  10.42  Limited Liability Company Agreement for Amen Wardy Home
         Stores, LLC dated August 5, 1997, among the Company, AWH
         Direct, LLC, Amen Wardy, Sr., Amen Wardy, Jr., Amen Wardy
         Home, Inc., Bob Hightower and Amen Wardy Home
         Stores, LLC(6)
  10.43  Sales Representative Agreement dated November 13, 1996 by and between the Company and Hilda Chang(5)
  10.44  Not Used
  10.45  Wool Yarn Purchase Agreement dated July 29, 1998 by and between the Company and Kent Manufacturing Company(7)
 *10.46  Amendment No. II to the St. John Knits, Inc. 1993 Stock
         Option Plan (incorporated by reference to Exhibit 10.2 of
         the Company's Quarterly Report on Form 10-Q for the
         quarter ended May 3, 1998 (File No. 1-11752))
  10.47  Amendment No. 3 to Business Loan Agreement between the
         Company and Bank of America National Trust and Savings
         Association(6)
  10.48  Lease Agreement dated December 10, 1997 by and between the Company and Forum Developers Limited Partnership, A
         Nevada Limited Partnership (Las Vegas Boutique)(6)
  10.49  Amendment No. 4 to Business Loan Agreement between the
         Company and Bank America National Trust and Savings
         Association(6)
  10.50  Unit Price Construction Agreement between St. John de
         Mexico, S.A. de C.V. and Administration Tijuana
         Industrial, S.A. de C.V.(6)
  10.51  Amendment No. 5 to the Business Loan Agreement between the Company and Bank of America National Trust and
         Savings Association (incorporated by reference to
         Exhibit 10.3 of the Company's Quarterly Report on Form
         10-Q for the quarter ended May 3, 1998 (File No. 1-
         11752))
  10.52  Amendment No. 6 to the Business Loan Agreement between the Company and Bank of America National Trust and
         Savings Association (incorporated by reference to
         Exhibit 10.10 of the Company's Quarterly Report on Form
         10-Q for the quarter ended August 2, 1998
         (File No. 1-11752))
  10.53  Amendment No. 7 to the Business Loan Agreement between the Company and Bank of America National Trust and
         Savings Association (incorporated by reference to
         Exhibit 10.11 of the Company's Quarterly Report on Form
         10-Q for the quarter ended August 2, 1998
         (File No. 1-11752))
  23.1   Consent of Arthur Andersen LLP, Independent Public
         Accountants(7)
  27.1   Financial Data Schedule(7)

-------
(1) Incorporated by reference to Exhibit of same number to the Company's Registration Statement on Form S-1, as amended (file no. 33-57128) on file with the Securities and Exchange Commission.
(2) Incorporated by reference to Exhibit of same number to the Company's Report on Form 10-K for the Fiscal Year ended October 31, 1993 on file with the Securities and Exchange Commission.
(3) Incorporated by reference to Exhibit of same number to the Company's Report on Form 10-K for the Fiscal Year ended October 30, 1994 on file with the Securities and Exchange Commission.
(4) Incorporated by reference to Exhibit of same number to the Company's Report on Form 10-K for the Fiscal Year ended October 29, 1995 on file with the Securities and Exchange Commission.
(5) Incorporated by reference to Exhibit of same number to the Company's Report on Form 10-K for the Fiscal Year ended November 3, 1996 on file with the Securities and Exchange Commission.
(6) Incorporated by reference to Exhibit of same number to the Company's Report on Form 10-K for the Fiscal Year ended November 2, 1997 on file with the Securities and Exchange Commission.
(7) Filed herewith.

 *  A management contract or compensatory plan or arrangement.