Form 10-K405/A
period 1998-11-01
ST JOHN KNITS INC
filed 1999-02-26
CIK 896100

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

  For the transition period from ___________ to ___________

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

                                (949) 863-1171
              Registrant's telephone number, including area code:

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
             Title of each class                         on which registered
             -------------------                       -----------------------
                Common Stock                           New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of Registrant's Common Stock held by nonaffiliates as of February 22, 1999 was $407,683,098 based on 15,099,374 shares outstanding on such date and the closing sales price for the Common Stock on such date of $27.00 as reported on the New York Stock Exchange.

  As of February 22, 1999, the Registrant had 16,581,482 shares of Common Stock outstanding.

===============================================================================

                                    PART I

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

Proposed Buy-out Litigation

  The Company is party to six lawsuits that allege claims against certain of the Company's directors for breach of fiduciary duty alleged to have arisen from a proposed transaction wherein Robert E. Gray, Chairman and Chief Executive Officer of the Company, along with Vestar Capital Partners III, L.P., offered to acquire substantially all of the outstanding common stock of the Company through a buy-out transaction. All of these lawsuits were filed in the Superior Court of the State of California for the County of Orange.

  The dates the lawsuits were instituted, as well as the principal parties to the lawsuits, are as follows: (i) Tehrani v. St. John Knits, Inc., et al., filed on December 9, 1998, by Mishel S. Tehrani, as representative for a putative class of unidentified members, against the Company, Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger G. Ruppert, Richard A. Gadbois III, David A. Krinsky and Rick Rozar, (ii) Hill v. St. John Knits, Inc., et al., filed on December 9, 1998, by Kenneth O. Hill, as representative for a putative class of unidentified members, against the Company, Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger G. Ruppert, Richard A. Gadbois III and David A. Krinsky, (iii) Silverman v. St. John Knits, Inc., et al., filed on December 23, 1998, by Shirley Silverman, as representative for a putative class of unidentified members, against the Company, Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger G. Ruppert, Richard A. Gadbois III and David
A. Krinsky, (iv) Vinikow v. St. John Knits, Inc., et al., filed on January 8, 1999, by Larry Vinikow as representative for a putative class of unidentified members, against the Company, Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger G. Ruppert, Richard A. Gadbois III and David A. Krinsky, (v) Howden v. St. John Knits, Inc., et al., filed on January 15, 1999, by Richard Howden, Jr. as representative for a putative class of unidentified members, against the Company, Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger
G. Ruppert, Richard A. Gadbois III and David A. Krinsky, and (vi) The Parnassus Fund v. St. John Knits, Inc., et al., filed on February 12, 1999, by The Parnassus Fund, as representative for a punitive class of unidientified members, against the Company, Robert E. Gray, Marie St. John Gray, Kelly A. Gray, Roger G. Ruppert, Richard A. Gadbois III and David A. Krinsky.

  The principal relief sought in the six actions is certification of the putative class, an injunction of the proposed buy-out transaction from proceeding or, to the extent the transaction is concluded, a rescission of the buy-out transaction and damages and attorneys' fees in an unspecified amount.

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

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth information regarding the directors and executive officers of the Company:

                                                                                          Years
                                                                                          with
Name                                               Position                          Age Company
----                                               --------                          --- -------
Robert E. Gray...........  Chairman and Chief Executive Officer                       73    36
Marie St. John Gray......  Vice-Chairman, Chief Designer and Secretary                62    36
Kelly A. Gray............  President and Director                                     32    16
Roger G. Ruppert.........  Senior Vice President--Finance, Chief Financial Officer &
                            Director                                                  55    12
Karla R. Guyer...........  Senior Vice President--Marketing                           47    19
Bruce A. Fetter..........  Senior Vice President and Chief Operating Officer          44     2
David A. Krinsky.........  Director                                                   50     5
Richard A. Gadbois, III..  Director                                                   41     5
Robert C. Davis..........  Director                                                   51     1
Mark R. Goldston.........  Director                                                   44     1
Daniel T. Reiner.........  Director                                                   47     1

Biographical Information

  Robert E. Gray, a co-founder of the Company, has served as Chairman of the Board and Chief Executive Officer of the Company since its inception in 1962. Prior to forming the Company, Mr. Gray held various sales and production positions with Cannady Creations, a small sportswear company, from 1952 to 1962, his last position being General Manager. He graduated from the University of Southern California with a B.A. degree in political science and psychology. Mr. Gray is the husband of Marie St. John Gray and the father of Kelly A. Gray.

  Marie St. John Gray, a co-founder of the Company, has served as Chief Designer of the Company since its inception in 1962, Vice-Chairman of the Board since 1988 and Secretary of the Company since March 1993. Prior to forming the Company, Ms. Gray was a fashion model, served as hostess of the Queen For a Day television show and was a fit model for some of the leading designers in the Los Angeles area. Ms. Gray was born in Yugoslavia and educated in Austria. Ms. Gray is the wife of Robert E. Gray and the mother of Kelly A. Gray.

  Kelly A. Gray, a director of the Company since October 1994, became President of the Company in April 1996. She served as Creative Director of the Company from June 1991 and Executive Vice President--Creative Director from December 1995 until April 1996. Ms. Gray also heads the Company's retail boutique division and has design responsibilities for the St. John product line and the Company's Griffith & Gray line. In addition, she has also been the Company's Signature Model since 1982. Prior to becoming Creative Director, Ms. Gray headed the Company's advertising department from 1988 to June 1991. Prior to heading the advertising department of the Company, Ms. Gray held various other administrative positions with the Company. Ms. Gray is the daughter of Robert E. Gray and Marie St. John Gray.

  Roger G. Ruppert is a certified public accountant and was appointed as a director of the Company in October 1994. He has served as Senior Vice President--Finance and Chief Financial Officer of the Company since October 1986. Prior to joining the Company, Mr. Ruppert was Vice President--Finance and Chief Financial Officer of Cardis Corporation, a publicly traded auto parts distributor, from October 1985 to October 1986. Mr. Ruppert was with Arthur Andersen & Co. for nine years prior to joining Cardis Corporation. He graduated with a B.S. degree in engineering from the U.S. Naval Academy and also received an M.B.A. from the University of California, Los Angeles.

  Karla R. Guyer has been Senior Vice President--Marketing of the Company since 1993. Previously, she was Vice President--National Sales Manager since August 1990. Ms. Guyer also served in various sales-related positions with the Company from 1980 to 1990. Prior to joining the Company, Ms. Guyer worked for Bullock's as a department manager of designer dresses and furs. Ms. Guyer attended Fullerton College in California.

  Bruce A. Fetter was appointed Senior Vice President and Chief Operating Officer during November 1997. He joined the Company in January 1997 as Vice President-Distribution and in April was appointed Senior Vice President-- Operations. From August 1994 to December 1996 he held the position of Vice President--Logistics for Bob's Stores, a division of the Melville Corporation. Prior to this Mr. Fetter spent seventeen years with Mervyns, a Division of Dayton Hudson, in various supply chain management and store management positions including, Director--Operations and Director--Physical Distribution. Mr. Fetter graduated with a B.S. degree from the University of Southern California in 1976, majoring in business.

  David A. Krinsky became a director of the Company during fiscal 1993. He is currently a partner in the law firm of O'Melveny & Myers. Previously, he was a partner in the law firm of Pettis, Tester, Kruse & Krinsky from 1987 to August 1994. Prior to the formation of Pettis, Tester, Kruse & Krinsky, Mr. Krinsky was a partner in the law firm of Gibson, Dunn & Crutcher from 1982 to 1987. He received a B.A. and a J.D. degree from the University of Southern California and an M.A. degree from Rutgers University.

  Richard A. Gadbois, III became a director of the Company during fiscal 1993. He is currently a Senior Vice President of Corporate Executive Services for Merrill Lynch. Previously, from 1989 to March 1994, he was a Senior Vice President of Corporate Executive Services and a member of the Chairman's Advisory Council of Prudential Securities Incorporated, where he specialized in the development of a private banking service for entrepreneurs. Prior to joining Prudential Securities, Mr. Gadbois held a similar position as Senior Vice President, Executive Services/Corporate Finance at Shearson Lehman Hutton where he worked from 1979 to 1989. Mr. Gadbois graduated with a B.A. degree from the University of California, Santa Barbara in 1979, majoring in economics.

  Robert C. Davis became a director of the Company during December 1998. He was employed by the Company through April 1996 serving in various positions, including President from December 1992. He also served as a director of the Company from 1984 to 1996. Since leaving the Company he has worked as an independent consultant. Prior to joining the Company in 1980, Mr. Davis was a partner in a law firm, where he specialized in corporate law and litigation matters. He received a B.A. degree from Michigan State University and a J.D. degree from the University of Illinois. He also serves as a director for Guess?, Inc.

  Mark R. Goldston became a director of the Company during December 1998. He is currently Chairman and Chief Executive Officer of the Goldston Group, a Los Angeles based strategic advisory firm specializing in repositioning companies. From April 1996 to December 1998, he served as President and CEO of Einstein/Noah Bagel Corp., a subsidiary of Boston Chicken, Inc. From June 1994 to April 1996 he was again Chairman and Chief Executive Officer of the Goldston Group. Prior to that, he was the President and Chief Operating Officer of L.A. Gear, Inc. from 1991 to June 1994.

  Daniel T. Reiner became a director of the Company during December 1998. He is currently an entrepreneur and private investor whose activities have spanned a wide variety of industries. He was the founder, Chairman, President and CEO of Optical Devices, Inc., a high-technology manufacturer of contrast enhancement filters for computer monitors through 1992.

Additional Information Regarding the Board of Directors

  The Board of Directors has two standing committees: (i) the Audit Committee; and (ii) the Compensation Committee. The Audit Committee meets with the Company's independent auditors, makes recommendations to the Board of Directors concerning the acceptance of the reports of such auditors and the accounting policies and procedures of the Company and reviews financial plans and operating results of the Company. The Audit Committee is comprised of Messrs. Gadbois and Krinsky. During fiscal year 1998, the Audit Committee held three meetings. The Compensation Committee meets with management and makes recommendations to the Board of Directors concerning the annual compensation for all executive officers and key employees of the Company. The Compensation Committee is comprised of Messrs. Gadbois and Krinsky. During fiscal year 1998, the Compensation Committee met once. The Board of Directors does not have a standing nominating committee.

  In addition, in December 1998, the Board formed a Special Committee consisting of three newly appointed outside directors, Messrs. Goldston, Davis and Reiner, to evaluate and negotiate a proposal by Robert E. Gray, his family and Vestar Capital Partners III, L.P. to acquire substantially all of the Company's outstanding Common Stock.

  During the fiscal year ended November 1, 1998, the Board held 16 meetings. Each director attended at least 75% of the meetings of the Board and its committees on which they served during their period of service.

Director Compensation

  Directors holding salaried positions with the Company will not receive compensation for their services as a director. All other directors will receive $25,000 annually for their services as directors of the Company. Messrs. Davis and Reiner, members of the Company's Special Committee, each will receive $50,000 for their services on the Special Committee and the Chairman of the Special Committee, Mr. Goldston, will receive $75,000 for his services on such committee. During fiscal year 1998, the Board granted 15,000 options to an outside director who is no longer a member of the Company's Board. These options have expired. In addition, on September 15, 1998, the Board repriced an aggregate of 45,000 options held by three outside directors. See "Repricing of Options."

Compensation Committee Interlocks and Insider Participation

  David A. Krinsky, a director of the Company, is a partner in the law firm of O'Melveny & Myers, which has rendered legal services to the Company in the past and is expected to provide legal services to the Company with respect to various matters in the future.

  Richard A. Gadbois, a director of the Company, is a Senior Vice President of Corporate Executive Services for Merrill Lynch, which has rendered investment banking services to the Company in the past and is expected to provide such services to the Company with respect to various matters in the future.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater-than ten percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

  To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended November 1, 1998, all
Section 16(a) filing requirements applicable to its executive officers, directors and greater-than ten percent beneficial owners were satisfied.

Item 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

  The following table sets forth the compensation for services in all capacities to the Company of the following persons (the "Named Executive Officers"): (i) the chief executive officer during fiscal year 1998 and (ii) the other four most highly compensated executive officers of the Company:

                                   Annual Compensation(7)
                                -----------------------------    All Other
                           Year  Salary(1)          Bonus(1)   Compensation
                           ---- -----------       -----------  ------------
   Robert E. Gray........  1998 $1,617,132(2)           $ --      $1,383
     Chairman and Chief    1997  1,569,535(2)             --       1,189
      Executive Officer    1996  1,564,331(2)             --       1,423

   Marie St. John Gray...  1998    525,985                --       1,383
     Vice-Chairman, Chief  1997    419,457                --         321
      Designer and         1996    396,298                --         408
      Secretary

   Kelly A. Gray.........  1998    663,432(3)             --       1,383
     President             1997    604,616(3)             --       1,510
                           1996    558,685(3)             --       1,831

   David C. Frankel(4).    1998    258,912                --       1,383
     Executive Vice        1997    259,123                --         --
      President            1996     62,500(6)             --         --

   Bruce A. Fetter.......  1998    258,130                --       1,383
     Chief Officer of      1997    155,334(6)             --      26,750(5)
      Operations           1996        --                 --         --

--------
(1) The amounts shown in this column include amounts and awards accrued during each of fiscal years 1998, 1997 and 1996 that were earned but not paid in such fiscal year.

(2) These amounts include $500,000 of annual salary that was earned but deferred in each of fiscal years 1998, 1997 and 1996, pursuant to the Employment Agreement, as amended, dated June 1, 1995 by and between the Company and Mr. Gray.

(3) These amounts include modeling fees of $250,000 which were paid to Ms. Gray during each of fiscal years 1998, 1997 and 1996.

(4) David Frankel resigned from his employment by the Company on February 10, 1999.

(5) This amount represents relocation expenses paid by the Company.

(6) These amounts represent salary paid during a partial year due to the executive being hired during the applicable fiscal year.

(7) The Company has concluded that the aggregate amount of perquisites and other personal benefits, securities or property paid to each of the listed officers for each of the fiscal years 1998, 1997 and 1996 did not exceed the lesser of 10% of such officer's total annual salary and bonus for each such year or $50,000. Therefore, any such amounts are not included in the table.

Employment Agreements

  During fiscal 1995, the Company entered into an Employment Agreement with Robert E. Gray commencing June 1, 1995 for three years. During fiscal 1998 this agreement was amended to extend the term to May 31, 2000. The Company also entered into new Employment Agreements with Marie St. John Gray, Kelly A. Gray and Bruce A. Fetter, effective July 14, 1998. The new employment agreements extended through December 31, 1998 and renew automatically at the end of each year. The agreements require each employee to devote substantially his or her full business time and attention and best efforts to the affairs of the Company during the term of the agreements. The agreements currently provide for the payment of a base salary at the rate of $975,000 for Robert E. Gray, $500,000 for Marie St. John Gray, $420,000 for Kelly A. Gray and $300,000 for Bruce A. Fetter. Mr. Gray's employment agreement also provides for additional annual compensation of $500,000 to be deferred. Under Kelly A. Gray's employment agreement, the Company also compensates Ms. Gray $250,000 each year for her position as the Signature Model of the Company.

  The employment agreements for each of Robert, Marie and Kelly Gray and Bruce Fetter also provide for the payment of severance benefits upon the termination of the employee's employment. Each employment agreement provides that the Company pay severance benefits in the form of compensation continuation for a period equal to 18 months if the employee's employment is terminated by reason of a disability. In cases where the employee's employment is terminated by reason of the employee's death, the Company generally will provide certain health insurance benefits to the employee's immediate family for a period of six months.

  Under the agreements (excluding Mr. Gray's), in cases where the employee's employment is terminated by the Company without cause or by the employee with good reason, such severance benefits would include payment to the employee of the employee's base salary for the longer of the remaining term of the agreement or six months. For purposes of the employment agreements, (i) termination by the Company "with cause" includes termination for dishonesty, willful misconduct, a breach of a fiduciary duty which involves personal profit or benefit to the employee, a willful violation and conviction of any law and a material breach of the employment agreement and (ii) termination by the employee "for good reason" includes termination as a result of the assignment to the employee of duties inconsistent with the employee's position and status, a substantial alteration in the nature, status or prestige of the employee's responsibilities, the relocation of the Company's executive offices to a point more than 50 miles from the location of such offices as of the date of the applicable employment agreement and a reduction in the employee's base salary. Under Mr. Gray's employment agreement, such severance benefits would include payment to him of all base salary and all deferred compensation payments through May 31, 2000.

  Under these employment agreements, termination of employment for good reason also means voluntary termination by the employee as a result of (i) the failure by the Company to obtain from any successor, before the succession takes place, an agreement to assume and perform the employment agreements and
(ii) an occurrence of a "change of control event". A "change of control event" takes place when a person or group of persons acquire ownership of 25% or more of the outstanding Common Stock of the Company without first obtaining the approval of the Company's then outstanding directors. These employment agreements provide for additional severance benefits to the employees upon these events of voluntary termination, including a lump sum payment equal to two times the employee's then base salary.

  Kelly Gray has been the Company's Signature Model since 1982. Ms. Gray's responsibilities as Signature Model include still photography modeling for the Company's spring and fall clothing lines, fragrance and accessories. The Company uses photographs of Ms. Gray in the Company's print advertising for these products. The Company believes the modeling arrangement with Ms. Gray contains terms no less favorable to the Company than those obtainable from unaffiliated third parties.

  During fiscal 1998, David C. Frankel was employed by the Company subject to an employment agreement which was effective July 14, 1998. Subsequent to the end of fiscal 1998 Mr. Frankel resigned from his employment with the Company and his employment agreement terminated.

Retirement Plan

  The Company maintains the Employees' Profit Sharing Plan, as amended (the "Retirement Plan"), a qualified profit-sharing plan for the benefit of all eligible employees. The Retirement Plan contemplates the sharing of profits and is funded annually by cash contributions at the discretion of the Company's Board of Directors. The Retirement Plan was funded in each of fiscal years 1998, 1997 and 1996 with contributions of $500,000.

Stock Option Plan

  The Company's 1993 Stock Option Plan (the "Plan") provides for the granting of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options. The principal terms of the Plan are summarized below. This summary is qualified in its entirety by the full text of the Plan, a copy of which is available upon request from the Chief Financial Officer of the Company, Mr. Roger G. Ruppert, 2722 Michelson Drive, Irvine, California 92612. Capitalized terms used in this summary are used as defined in the Plan.

  The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to the Employees, Directors and Consultants of the Company, and to promote the success of the Company's business. The Plan was adopted by the Company's shareholders and Board of Directors during January 1993. In January 1997, the Plan was amended to provide for acceleration of Options upon certain events as described below. In March 1998, the Plan was amended to increase the aggregate limit on the number of shares of the Company's Common Stock that may be delivered pursuant to awards thereunder from 1.6 million shares to 2.35 million shares, an increase of 750,000 shares. This amendment also provided that no more than 150,000 shares may be subject to all options granted under the Plan to any one individual in any calendar year.

  Awards. The Plan authorizes the grant of stock options.

  Administration. The Plan will be administered by the Board or by a committee appointed by the Board (for Plan purposes, "Board" means the Board of Directors of the Company or any committee to the extent that the Board of Directors of the Company has delegated administrative power over the Plan to that committee). The Plan is currently administered by the Board of Directors of the Company.

  Subject to other terms of the Plan, the Board (i) determines the Employees, Directors and Consultants who will receive Options, (ii) determines the time when Options will be granted, the number of Shares subject to the Options, the exercise prices, and the terms and conditions of Options and (iii) has the authority to interpret the provisions of the Plan and any Option granted under the Plan and to adopt rules and regulations to administer the Plan. The Board may permit the recipient of an Option to pay the exercise price of the Option in the form of cash, the delivery of previously owned Common Shares, a cashless exercise, or other consideration that may be acceptable to the Board. The Board may accelerate the receipt or vesting of benefits pursuant to an Option, extend the terms of an Option (subject to the maximum 10-year term on Options under the Plan), and make certain adjustment to an outstanding Option and authorize the conversion, succession or substitution of an Option, as described generally below.

  Eligibility. Persons eligible to receive Options under the Plan include employees of the Company (or any parent or subsidiary of the Company, including officers), members of the Board and certain consultants to the Company (or any parent or subsidiary of the Company). Subject to the power of the Board to determine eligible persons to whom Options will be granted, there are currently nine eligible Directors and approximately 4,300 eligible Employees (which includes four Directors).

  Transfer Restrictions. Options granted under the Plan may not be sold, pledged, hypothecated, assigned, encumbered, gifted or otherwise transferred or alienate in any manner, either voluntarily or involuntarily by operation of law, other than by will or the laws of decent or distribution, and may be exercised during the lifetime of an Optionee only by such Optionee.

  Limits on Awards; Authorized Shares. The maximum aggregate number of Shares which may be optioned and sold under the Plan is currently 2.35 million Shares of authorized but unissued Common Stock of the Company. As of February 22, 1999, there remained 1,105,005 Shares available to be granted under the Plan. The Plan also provides that maximum number of Shares in the aggregate that may be subject to all Options granted under the Plan to any one individual in any calendar year is 150,000 Shares.

  As is customary in incentive plans of this nature, the number and kind of shares available under the Plan and the then outstanding Options, as well as exercise or purchase prices and share limits, are subject to adjustment in the event of certain changes in the Common Stock, reorganizations, recapitalizations, reclassifications, stock dividends, stock splits, or reverse stock splits, or similar events affecting the Common Stock.

  The Plan will not limit the authority of the Board to grant awards or authorize any other compensation, with or without reference to the Common Stock, under any other plan or authority.

  Stock Options. An option is the right to purchase Common Stock at a future date at a specified price (the "exercise price"). The exercise price of Incentive Stock Options (intended as incentive stock options within the meaning of Section 422(b) of the Code and referred to herein as an "ISOs") must be not less than the fair market value of a share of Common Stock on the date the option is granted (110% with respect to optionees who own at least 10% of the outstanding Common Stock). Nonstatutory Stock Options shall have such exercise prices as determined by the Board. Generally, each option will expire not more than 10 years after the date of grant (five years with respect to optionees who own at least 10% of the outstanding Common Stock).

  An option may either be an Incentive Stock Option or a Nonstatutory Stock Option. ISO benefits are taxed differently from Nonstatutory Stock Options, as described under "Federal Income Tax Treatment of Options under the Plan" below. ISOs are also subject to more restrictive terms and are limited in amount by the Code and the Plan. Full payment for Shares purchased on the exercise of any option must be made at the time of such exercise in a manner approved by the Board.

  Acceleration of Awards; Possible Early Termination of Awards. Upon the occurrence of a merger, liquidation, sale of substantially all the assets of the Company, or similar events affecting the Company, all the unvested installments of the then outstanding Options will automatically become fully vested and exercisable. Upon the occurrence of a "Terminating Transaction," Options will generally terminate unless provision has been made for their continuance, assumption, or conversion. A "Terminating Transaction" is generally defined in the Plan as a reorganization, merger, or similar corporate transaction as a result of which the Company goes out of existence or becomes a subsidiary of another corporation, or a sale of all or substantially all of the Company's assets. Acceleration of Awards; Possible Early Termination of Awards. Upon the occurrence of a merger, liquidation, sale of substantially all the assets of the Company, or similar events affecting the Company, all the unvested installments of the then outstanding Options will automatically become fully vested and exercisable. Upon the occurrence of a "Terminating Transaction," Options will generally terminate unless provision has been made for their continuance, assumption, or conversion. A "Terminating Transaction" is generally defined in the Plan as a reorganization, merger, or similar corporate transaction as a result of which the Company goes out of existence or becomes a subsidiary of another corporation, or a sale of all or substantially all of the Company's assets.

  Termination of or Changes to the Plan. The Board may amend, suspend, alter, or terminate the Plan at any time. To the extent necessary or desirable to comply with Rule 16b-3 of the Exchange Act, the Code or any other applicable law or regulation, the Company will obtain shareholder approval for any amendment to the Plan, but only in such a manner and to such a degree as required under applicable law. The Plan will terminate on March 9, 2003, unless earlier terminated by the Board. Outstanding Options may be amended, subject, however, to the consent of the holder if the amendment adversely affects the rights of the holder.

  Fiscal 1998. During fiscal 1998 and 1997, the Company granted 203,000 and 197,000 stock options, respectively, under the Plan (each stock option referenced herein covers one share of the Common Stock). During fiscal 1998, the Company repriced 324,334 stock options. At November 1, 1998, 921,652 stock options were outstanding under the Plan with exercise prices ranging from $8.50 to $39.13, and 677,960 of such outstanding options were exercisable.

Federal Income Tax Treatment of Options under the Plan

  The federal income tax consequences of the Plan under current federal law, which is subject to change, are summarized in the following discussion which deals with general tax principles applicable to the Plan. This summary is not intended to be exhaustive and, among other considerations, does not describe state, local, or international tax consequences.

  With respect to nonstatutory stock options, the Company is generally entitled to deduct and the Optionee recognizes taxable income in an amount equal to the difference between the Option exercise price and the fair market value of the Shares at the time of exercise. With respect to ISOs, the Company is generally not entitled to a deduction nor does the participant recognize income at the time of exercise.

  If an Option is accelerated under the Plan in connection with a change in control (as this term is used under the Code), the Company may not be permitted to deduct the portion of the compensation attributable to the acceleration ("parachute payments") if it exceeds certain threshold limits under the Code (and certain related excise taxes may be triggered). Furthermore, if the compensation attributable to Options is not "performance-based" within the meaning of Section 162(m) of the Code, the Company may not be permitted to deduct the aggregate non performance-based compensation in excess of $1,000,000 in certain circumstances.

Option Grants in Last Fiscal Year

  The following table sets forth information with respect to the Named Executive Officers concerning the number of stock options granted during the fiscal year ended November 1, 1998:

                                                                          Potential Realizable
                                                                            Value at Assumed
                                        Percent of                       Annual Rates of Stock
                            Number of  Total Options                     Price Appreciation for
                            Securities  Granted to                            Option Term
                            Underlying Employees in  Exercise Expiration ----------------------
   Name                      Options    Fiscal Year   Price      Date        5%         10%
   ----                     ---------- ------------- -------- ---------- ---------- -----------
   Robert E. Gray..........   50,000       24.63%    $39.063   7/14/08   $    63.63 $    101.32
   Bruce A. Fetter.........    5,000        2.46%     38.188   1/27/08        62.20       99.05
   Bruce A. Fetter.........    5,000        2.46%     44.000   4/27/08        71.67      114.12
   Bruce A. Fetter.........   10,000        4.93%     38.938   6/19/08        63.43      100.99

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

  The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the fiscal year ended November 1, 1998 and unexercised options held by each such officer as of November 1, 1998:

                                                 Number of Securities            Value of Unexercised
                                                Underlying Unexercised          In-the-Money Options at
                           Shares             Options at Fiscal Year-End           Fiscal Year-End(1)
                          Acquired    Value   ------------------------------   -------------------------
          Name           on Exercise Realized  Exercisable    Unexercisable    Exercisable Unexercisable
          ----           ----------- -------- -------------   --------------   ----------- -------------
Robert E. Gray..........     --         --        420,000             --       $3,740,160        --
Marie St. John Gray.....     --         --         80,000             --          935,040        --
Kelly A. Gray...........     --         --         60,000             --          701,280        --
David C. Frankel(2).....     --         --         16,667          33,333          28,133     56,267
Bruce Fetter............     --         --          5,000          30,000           8,440     50,640

--------
(1) The per share dollar value of the options is equal to the difference between the fair market value of one share of Common Stock and the per share exercise price of the options. The closing price per share of the Common Stock at November 1, 1998 was $20.188, as reported by the New York Stock Exchange.

(2) David Frankel resigned from his employment by the Company on February 10, 1999.

Repricing of Options

  As discussed in the report below, the Company gave certain of its employees and directors holding stock options the opportunity to exchange certain of those options for new options with a lower exercise price. The new options retained the same term and vesting schedule of the old options. The following table sets forth certain information concerning the exchange and repricing of options held by any executive officer of the Company during the last 10 complete fiscal years.

                        TEN-YEAR OPTION REPRICING TABLE

                                   Number of                                            Length of
                                  Securities                                          Original Term
                                  Underlying  Market Price of Exercise Price   New    Remaining at
                                    Options    Stock at Time    at Time of   Exercise    Date of
Name                       Date   Repriced(#) of Repricing($)  Repricing($)  Price($)   Repricing
----                      ------- ----------- --------------- -------------- -------- -------------
David C. Frankel(1)...... 6/19/98   25,000        $38.94          $45.00      $38.94      8Y 5M
 Executive Vice President 8/27/98   25,000         18.50           44.63       18.50      8Y 3M
                          8/27/98   25,000         18.50           38.94       18.50      8Y 5M

Roger G. Ruppert......... 8/27/98   10,000         18.50           44.25       18.50      8Y 3M
 Senior Vice President of
 Finance/CFO

Bruce Fetter............. 8/27/98    5,000         18.50           41.00       18.50      8Y 6M
 Chief Operating Officer  8/27/98   10,000         18.50           41.69       18.50     8Y 11M
                          8/27/98    5,000         18.50           38.19       18.50      8Y 5M
                          8/27/98    5,000         18.50           44.00       18.50      9Y 8M
                          8/27/98   10,000         18.50           38.94       18.50     9Y 10M

Karla R. Guyer........... 8/27/98    5,000         18.50           41.69       18.50     8Y 11M
 Senior Vice President of
 Marketing

--------
(1) Mr. Frankel resigned his employment by the Company effective February 10, 1999. Pursuant to the terms of the Plan, only his vested options, covering 33,332 shares, remained after his resignation. In addition, these vested options will expire on May 11, 1999.

Report of the Board of Directors on Repricing of Options

  On June 19, 1998, the Board of Directors granted David C. Frankel the right to exchange options covering the purchase of 25,000 shares of the Company's Common Stock for new stock options. The exercise price of the new options was $38.94, the closing sales price of the Company's Common Stock on June 18, 1998. The new stock options granted in connection with the repricing retained the vesting dates and expiration dates of the original options. The exercise price of the original options was $45.00.

  On August 27, 1998, the Board of Directors granted certain of the Company's executive officers and other employees who had been granted options to purchase shares of the Company's Common Stock the right to exchange such options for new stock options with an exercise price of $18.50 per share, the closing sales price of the Company's Common Stock on August 26, 1998. The new stock options granted in connection with the repricing retained the vesting dates and expiration dates of the original options. In total, options to purchase an aggregate of 254,334 shares of Common Stock at exercise prices ranging from $22.50 to $45.00 were repriced.

  On September 15, 1998, the Board of Directors repriced an aggregate of 45,000 options to purchase shares of the Company's Common Stock held by three non-employee directors. The exercise price of the new options is $18.00, the closing sales price of the Company's Common Stock on September 14, 1998. The new stock options granted in connection with the repricing retained the vesting dates and expiration dates of the original options. The exercise prices of the original options ranged from $38.94 to $45.75.

  Stock options are intended to provide long-term incentives to officers, other employees and directors of the Company to improve the Company's financial performance and to assist in the recruitment, motivation and retention of key professional and managerial personnel. In authorizing the option repricing, the Board of Directors considered the fact that the broad decline in the price of the Company s Common Stock had resulted in a substantial number of the Company's outstanding stock options having exercise prices considerably above the market price of the Common Stock. The Board determined that the disparity between the exercise price of the options and the then market price substantially impaired the effectiveness of such options as meaningful performance incentives. Consistent with the Company's philosophy of utilizing equity incentives to motivate and retain management and employees, the Board determined it was in the best interest of the Company and its shareholders to restore the performance incentives intended to be provided by options by reducing the exercise price of the overpriced options.

                                          Robert E. Gray
                                          Marie St. John Gray
                                          Kelly A. Gray
                                          Roger G. Ruppert
                                          Richard A. Gadbois, III
                                          David A. Krinsky

  Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Proxy Statement, in whole or in part, the following report of the Compensation Committee and the Performance Graph shall not be deemed to be incorporated by reference into any such filings.

                              COMPENSATION REPORT

  The Compensation Committee of the Board of Directors (the "Committee") is comprised of two independent outside directors. No member of the Committee is a former or current officer or employee of the Company or any of its subsidiaries. The Committee is responsible for setting and administering the policies that govern compensation for executive officers and key employees. The Committee evaluates the performance of management and determines compensation policies and levels.

 Executive Compensation Philosophy

  The Company believes that compensation should reflect the value created for its shareholders, while supporting the business strategies and long-range plans of the Company. Accordingly, the Company's executive compensation program is based on guiding principles designed to align compensation with the Company's business strategy and performance. These principles are:

    (i) to attract and retain key executives critical to the long-term success of the Company who are of the highest caliber;

    (ii) to motivate executives to enhance long-term shareholder value by building appropriate ownership in the Company; and

    (iii) to provide salary increases to key executives whose efforts can be reflected in the Company's annual and long-term plans and goals.

 Executive Compensation Components

  The Company's executive compensation is based on three principal components, each of which is intended to serve the Company's overall compensation philosophy.

  Base Salary. Base salary for each executive is intended to be determined principally by the following factors:

    (i) the executive's contribution to the Company's business;

    (ii) the executive's length of service with the Company; and

    (iii) the executive's unique talents and abilities with respect to the Company's operations.

  Salaries for executive officers are provided in employment agreements between the Company and the executive officers. Such salaries are reviewed by the Committee on an annual basis.

  Annual Bonuses. The Company does not award bonuses to its executive officers, except in extraordinary situations. The Company believes that an executive officer is always expected to perform his or her duties to the best of his or her ability. Consequently, the Company believes that an annual base salary itself should provide for that performance, and a bonus generally should not be paid.

  Stock Options. Executive officers are eligible to receive grants of incentive stock options and nonstatutory stock options under the Company's 1993 Stock Option Plan, as amended (the "Plan"). The Plan is an integral part of the Company's compensation system. The Plan is designed to encourage and create ownership of the Common Stock by key employees. Through the Plan, long-range interests of key employees are aligned with shareholders' interests as these employees build meaningful stakes in the Company. Awards to executive officers must be granted with exercise prices at least equal to the fair market value of the underlying Common Stock at the date of grant. Stock options generally vest in installments over multiple years.

 CEO Compensation

  The Company entered into a three-year employment agreement with Mr. Gray effective June 1, 1995 which was subsequently amended to extend the term through May 31, 2000. The agreement requires Mr. Gray to devote substantially his full business time and attention and best efforts to the affairs of the Company during the term of the agreement. The agreement provides for the payment of a base salary at the rate of $975,000 per year. The agreement also provides for additional compensation totaling $500,000 per year to be deferred. The agreement provides for the payment of severance benefits upon termination of Mr. Gray's employment. Under certain circumstances, such severance benefits would include a lump sum payment to Mr. Gray equal to his then base salary for the remaining term of the agreement and all remaining deferred compensation payments called for through the end of such term. In some circumstances, these severance benefits would also include an additional lump sum payment equal to two times Mr. Gray's then base salary. As discussed above, Mr. Gray generally shall not be entitled to an annual bonus. In fiscal 1998, Mr. Gray received a grant of 50,000 stock options, all of which vested immediately.

  The executive compensation practices of the Company are constantly re-evaluated to ensure their support of the strategic goals of the Company and their contribution to the creation of shareholder value.

  The foregoing report has been furnished by the Committee:

                                          Richard A. Gadbois, III
                                          David A. Krinsky

January 29, 1999

                        COMPANY STOCK PRICE PERFORMANCE

  The following graph assumes that $100 was invested on October 31, 1993 in each of St. John Knits, Inc., the S&P 500 Index and the S&P Textile-Apparel Manufacturers Index ("Textile Index"). It also assumes reinvestment of dividends, where applicable.

                    COMPARISON OF CUMULATIVE TOTAL RETURN*
                 AMONG ST. JOHN KNITS, INC., THE S&P 500 INDEX
                AND THE S&P TEXTILE-APPAREL MANUFACTURERS INDEX
           FOR THE PERIOD FROM OCTOBER 31, 1993 TO NOVEMBER 1, 1998






                                                  Cumulative Total Return
                          -----------------------------------------------------------------------
                          October 31, October 31, October 29, November 3, November 2, November 1,
                             1993        1994        1995        1996        1997        1998
                          ----------- ----------- ----------- ----------- ----------- -----------
St. John Knits, Inc.....    $100.00     $182.00     $285.00     $559.00     $484.00     $244.00
S&P 500.................    $100.00     $104.00     $131.00     $163.00     $215.00     $263.00
S&P Textiles (Apparel)..    $100.00     $120.00     $112.00     $140.00     $160.00     $124.00

* The historical stock performance shown on the graph is not intended to and may not be indicative of future stock performance.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information as of February 19, 1999, regarding the beneficial ownership of the Company's Common Stock by: (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock; (ii) each of the directors and director nominees of the Company; (iii) each executive officer listed in the Summary Compensation Table and (iv) all current directors and executive officers of the Company as a group.

                                                        Approximate
                                                         Number of
                                                           Shares
                                                        Beneficially Percentage
   Name                                                    Owned       Owned
   ----                                                 ------------ ----------
   Vestar Capital Partners III, L.P.(1)................  1,205,983       7.3%
   Robert E. Gray(2)...................................  1,078,079       6.3
   Marie St. John Gray(3)..............................    738,079       4.4
   Kelly A. Gray(4)....................................    607,904       3.7
   Robert C. Davis(5)..................................    264,000       1.7
   David C. Frankel(6).................................     33,332        *
   Roger G. Ruppert(7).................................     27,666        *
   Richard A. Gadbois, III(8)..........................     21,666        *
   David A. Krinsky(8).................................     20,666        *
   Bruce Fetter(9).....................................      9,957        *
   Mark L. Goldston....................................          0        *
   Daniel T. Reiner....................................          0        *
   All current directors and executive officers as a
    group (eleven persons)(10).........................  2,147,436      12.5%

--------
 *  Less than 1%.

(1) Vestar, certain of its affiliates and the Grays filed a fourth amendment to their Schedule 13D on February 10, 1999 with respect to shares of St. John common stock. Vestar and its affiliates may be deemed to have acquired beneficial ownership of this stock by virtue of a voting agreement entered into among Vestar and the Grays and more particularly described in this fourth amendment to their Schedule 13D.

(2) Includes 603,439 shares which are owned by the Gray Family Trust, of which Robert E. Gray and Marie St. John Gray serve as co-Trustees. In addition, includes 54,640 shares which are owned by the Kelly Ann Gray Trust, of which Robert E. Gray and Marie St. John Gray serve as co-Trustees, and also includes 420,000 shares issuable upon exercise of options exercisable at or within 60 days of February 19, 1999. The Gray Family Trust is party to two "zero-cost collar" arrangements with Merrill Lynch, Pierce, Fenner & Smith. The first arrangement is with respect to 20,700 shares of common stock of St. John beneficially owned by such trust and was entered into in April of 1998 (the "April Collar"). Under this arrangement, the Gray Family Trust (i) bought from Merrill Lynch a European-style put relating to 20,700 shares of St. John common stock at a price of $43.13 per share, subject to adjustment and (ii) sold to Merrill Lynch a European-style call relating to 20,700 shares of common stock of St. John at a price of $60.86 per share, subject to adjustment. The Gray Family Trust paid $3.70 per share for the put and Merrill Lynch paid $3.70 per share for the call. The put and call are not exercisable until, and are scheduled to expire, on or about April 10, 2000, and if one of the two is in the money at the close of trading on that date, the option will be deemed to be automatically exercised. The second arrangement, entered into in July of 1996 (the "July Collar") and also with Merrill Lynch is on the same terms as the April Collar, with the following differences: (i) it relates to 50,000 shares of common stock of St. John beneficially owned by the Gray Family Trust, (ii) the put price is $46.16 and the call price is $59.08, subject to adjustment, (iii) the put and call are scheduled to expire on or about July 6, 1999 and (iv) the price per share for each of the put and the call was $4.67.

(3) Includes 603,439 shares which are owned by the Gray Family Trust, of which Robert E. Gray and Marie St. John Gray serve as co-Trustees. In addition, includes 54,640 shares which are owned by the Kelly Ann Gray Trust, of which Robert E. Gray and Marie St. John Gray serve as co-Trustees, and also includes 80,000 shares issuable upon exercise of options exercisable at or within 60 days of February 19, 1999. The Gray Family Trust is party to two "zero-cost collar" arrangements with Merrill Lynch, described in footnote (2) above.

(4) Includes 60,000 shares issuable upon exercise of options exercisable at or within 60 days of February 19, 1999. Kelly Gray is party to two "zero-cost collar" arrangements with Merrill Lynch. The first arrangement is with respect to 20,700 shares of common stock of St. John beneficially owned by Kelly Gray, was entered into with Merrill Lynch in April 1998 and is otherwise on identical terms as the April Collar. The second arrangement is with respect to 60,000 shares of common stock of St. John beneficially owned by Kelly Gray, was entered into in July of 1996 and is otherwise on identical terms as the July Collar.

(5) Includes 244,770 shares held by the Robert C. and Alison Davis Charitable Remainder Trust. Also includes 19,230 shares held by the Robert and Alison Davis Family Foundation. Mr. Davis serves as co-trustee for both the trust and foundation.

(6) Includes 33,332 shares issuable upon exercise of options exercisable at or within 60 days of February 19, 1999.

(7) Includes 26,666 shares issuable upon exercise of options exercisable at or within 60 days of February 19, 1999.

(8) Includes 16,666 shares issuable upon exercise of options exercisable at or within 60 days of February 19, 1999.

(9) Includes 8,332 shares issuable upon exercise of options exercisable at or within 60 days of February 19, 1999.

(10) Includes 665,328 shares issuable upon exercise of options exercisable at or within 60 days of February 19, 1999.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company leases its corporate office and manufacturing facility in Irvine, California from GM Properties, a partnership in which the Gray Family Trust has a 50% general partnership interest. The lease is for a five-year term expiring on May 30, 2001, with the Company having the option to extend the lease for another five-year term at a lease amount to be agreed upon. The current base monthly lease payment under this lease is approximately $60,000, with annual increases of 4%. During fiscal years 1998, 1997 and 1996, the Company paid GM Properties $701,000, $621,000 and $645,000, respectively, under this lease.

  The Company leases its Alhambra, California manufacturing facility from Alhambra Partners, a limited partnership in which the Gray Family Trust has a 65% general partnership interest. The lease is for a five-year term expiring on August 31, 2001, with the Company having the option to extend the lease for a five-year term at a lease amount to be agreed upon. The current base monthly lease payment under this lease is approximately $24,000, with annual increases of 4%. During fiscal years 1998, 1997 and 1996, the Company paid Alhambra Partners $274,000, $263,000 and $321,000, respectively, under this lease.

  The Company periodically rents certain personal property from Ocean Air Charters, Inc. ("Ocean"), in which Robert E. Gray and Marie St. John Gray are the sole shareholders. During fiscal years 1998, 1997 and 1996, the Company paid $21,000, $30,000, and $37,000, respectively, with respect to such property. In addition, the Company and Ocean each hold a 50% ownership interest in a partnership ("Partnership") which owns an airplane. As of November 1, 1998, each partner had a net capital investment in the Partnership of approximately $854,000. During fiscal years 1998, 1997 and 1996, the Partnership leased the airplane to the Company and received lease payments totaling $868,000, $840,000 and $572,000, respectively. As of April 1, 1998, the Company and the Partnership entered into a lease agreement for the airplane expiring March 31, 1999, at a lease rate of $73,500 per month.

  Each of the arrangements between the Company and entities controlled by the Gray family is, in the opinion of management, on terms no less favorable to the Company than those that were available from persons not affiliated with the Company.

  In addition, see "Compensation Committee Interlocks and Insider
Participation."

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 1999

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