Form 10-Q
period 1999-01-31
ST JOHN KNITS INC
filed 1999-04-19
CIK 896100

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

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

                               Yes  X   No
                                  -----   ----



The number of outstanding shares of registrant's Common Stock, no par value, was 16,581,482 shares as of March 11, 1999.

================================================================================

                         PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


                              ST. JOHN KNITS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                   January 31,             November 1,
                                                                                       1999                   1998
                                                                              ------------------      -----------------
                                                                                   (unaudited)
                                    ASSETS
                                    ------
Current assets:
       Cash and cash equivalents..............................................      $ 27,494,394           $ 14,336,872
       Investments............................................................         1,178,887              1,175,427
       Accounts receivable, net...............................................        26,821,494             35,562,189
       Inventories............................................................        47,729,821             47,748,286
       Deferred income tax benefit............................................         7,743,961              7,743,961
       Other..................................................................         2,759,672              2,377,352
                                                                              ------------------      -----------------
       Total current assets...................................................       113,728,229            108,944,087
                                                                              ------------------      -----------------
Property and equipment:
       Machinery and equipment................................................        47,721,151             47,023,808
       Leasehold improvements.................................................        33,547,294             30,691,098
       Buildings..............................................................        17,904,691             17,883,700
       Furniture and fixtures.................................................         6,598,709              6,462,833
       Land...................................................................         5,786,857              5,786,857
       Construction in progress...............................................         1,237,555                666,481
                                                                              ------------------      -----------------
                                                                                     112,796,257            108,514,777
       Less-Accumulated depreciation and amortization.........................        40,729,352             38,627,543
                                                                              ------------------      -----------------
                                                                                      72,066,905             69,887,234
                                                                              ------------------      -----------------
Other assets..................................................................         3,377,896              3,558,347
                                                                              ------------------      -----------------
                                                                                    $189,173,030           $182,389,668
                                                                              ==================      =================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
Current liabilities:
       Accounts payable.......................................................      $  6,142,418           $  8,303,874
       Accrued expenses.......................................................        11,154,514             11,329,773
       Income taxes payable...................................................         3,973,649                120,657
                                                                              ------------------      -----------------
       Total current liabilities..............................................        21,270,581             19,754,304
                                                                              ------------------      -----------------
Long-term debt................................................................           349,398                407,599
                                                                              ------------------      -----------------
Minority interest.............................................................           642,414                653,435
                                                                              ------------------      -----------------

Shareholders' equity:
       Preferred Stock, no par value: Authorized-2,000,000 shares, issued                     --                     --
         and outstanding-none.................................................
       Common Stock, no par value: Authorized-40,000,000 shares, issued
         and outstanding- 16,581,482 and 16,579,484 shares, respectively......           502,799                502,799
       Unrealized loss on securities..........................................           (29,179)               (27,504)
        Cumulative translation adjustment.....................................            82,240                197,249
       Additional paid-in capital.............................................        17,925,905             17,882,672
       Retained earnings......................................................       148,428,872            143,019,114
                                                                              ------------------      -----------------
                                                                                     166,910,637            161,574,330
                                                                              ------------------      -----------------
                                                                                    $189,173,030           $182,389,668
                                                                              ==================      =================

                            See accompanying notes.

                              ST. JOHN KNITS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                                          Thirteen Weeks Ended
                                                                           -----------------------------------------------
                                                                               January 31, 1999           February 1,1998
                                                                           ---------------------     ---------------------
                                                                                              (unaudited)
Net sales..................................................................          $73,388,512               $68,760,977
Cost of sales..............................................................           33,829,085                28,982,889
                                                                           ---------------------     ---------------------
Gross profit...............................................................           39,559,427                39,778,088
Selling, general and administrative expenses...............................           30,134,846                24,192,763
                                                                           ---------------------     ---------------------
Operating income...........................................................            9,424,581                15,585,325
Other income...............................................................              426,395                   228,136
                                                                           ---------------------     ---------------------
Income before income taxes.................................................            9,850,976                15,813,461
Income taxes...............................................................            4,026,680                 6,593,294
                                                                           ---------------------     ---------------------
Net income.................................................................            5,824,296                 9,220,167
                                                                           ---------------------     ---------------------
Comprehensive income, net of tax:
  Foreign currency translation adjustments.................................              (67,970)                  (37,580)
  Unrealized loss on securities............................................                 (990)                       --
Comprehensive income.......................................................          $ 5,755,336               $ 9,182,587
                                                                           =====================     =====================


Net income per common share - basic........................................          $      0.35               $      0.55
                                                                           =====================     =====================
Net income per common share - diluted......................................          $      0.34               $      0.54
                                                                           =====================     =====================
Dividends per share........................................................          $     0.025               $     0.025
                                                                           =====================     =====================
Shares used in the calculation of net income per share-basic...............           16,580,311                16,645,097
                                                                           =====================     =====================
Shares used in the calculation of net income per share-diluted.............           16,960,982                17,075,004
                                                                           =====================     =====================



                                 See accompanying notes.

                             ST. JOHN KNITS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Thirteen Weeks Ended
                                                                        -----------------            ------------------
                                                                         January 31, 1999             February 1, 1998
                                                                        -----------------            ------------------
                                                                                          (unaudited)
Cash flows from operating activities:
 Net income..........................................................         $ 5,824,296                   $ 9,220,167
 Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization......................................           3,321,950                     2,618,978
  (Gain) loss on disposal of property and equipment..................             (99,666)                        9,167
  Partnership losses.................................................              78,385                        87,175
  Minority interest in income (loss) of consolidated subsidiaries....             (11,021)                       25,226
  Decrease in accounts receivable....................................           8,740,695                     7,834,595
  (Increase) decrease in inventories.................................              18,465                    (3,822,810)
  (Increase) decrease in other current assets........................            (382,320)                       68,973
  Decrease in other assets...........................................               4,676                       110,753
  Decrease in accounts payable.......................................          (2,161,456)                     (702,208)
  Decrease in accrued expenses.......................................            (175,259)                     (829,229)
  Increase in income taxes payable...................................           3,852,992                     4,609,545
                                                                        -----------------            ------------------
    Net cash provided by operating activities........................          19,011,737                    19,230,332
                                                                        -----------------            ------------------
Cash flows from investing activities:
  Proceeds from sale of property and equipment.......................             120,000                           250
  Purchase of property and equipment.................................          (5,446,566)                   (8,046,924)
  Purchase of short-term investments.................................              (3,460)                      (34,086)
  Capital distributions from partnership.............................              22,000                        24,000
    Net cash used in investing activities............................          (5,308,026)                   (8,056,760)
                                                                        -----------------            ------------------
Cash flows from financing activities:
  Issuance of common stock...........................................              43,233                     1,209,215
  Dividends paid.....................................................            (414,537)                     (415,864)
  Principal payments on long-term debt...............................             (58,201)                           --
    Net cash provided by (used in) financing activities..............            (429,505)                      793,351

Effect of exchange rate changes......................................            (115,009)                      (64,460)
Unrealized loss on securities........................................              (1,675)                           --
                                                                        -----------------            ------------------
Net increase in cash and cash equivalents............................          13,157,522                    11,902,463
Beginning balance, cash and cash equivalents.........................          14,336,872                    14,266,564
                                                                        -----------------            ------------------
Ending balance, cash and cash equivalents............................         $27,494,394                   $26,169,027
                                                                        =================            ==================
Supplemental disclosures of cash flow information:
  Cash received during the thirteen weeks for interest income........         $    94,158                   $   330,647
                                                                        =================            ==================
  Cash paid during the thirteen weeks for:
    Interest expense.................................................         $     2,644                   $        --
                                                                        =================            ==================
    Income taxes.....................................................         $   167,200                   $ 1,431,128
                                                                        =================            ==================

                            See accompanying notes.

                             ST.  JOHN KNITS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of St. John Knits, Inc. and its subsidiaries (collectively referred to herein as "the Company") reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. It is suggested that the accompanying unaudited consolidated financial statements and footnotes thereto be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 1, 1998 as filed with the Securities and Exchange Commission on January 29, 1999.


     The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the year ending October 31, 1999.


2.  Summary of Accounting Policies

 a.  Company Operations

     The Company is a leading designer, manufacturer and marketer of women's clothing and accessories. The Company's products are distributed primarily through specialty retailers and Company owned retail boutiques and outlets. All intercompany and interdivisional transactions and accounts have been eliminated.


 b.  Definition of Fiscal Year

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were January 31, 1999 and February 1, 1998.


3.  Dividends

     The Company declared a quarterly dividend of $0.025 per share on December 16, 1998 for all shareholders of record on January 15, 1999. The dividend was paid on February 17, 1999. On March 12, 1999, the Company declared another quarterly cash dividend of $0.025 per share to be paid on May 6, 1999 to shareholders of record on April 8, 1999.


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

5.   Comprehensive Income


     The Company has adopted SFAS No. 133 "Reporting Comprehensive Income" during the first quarter of fiscal 1999. This statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

6.   Inventories

     A summary of the components of inventories is as follows:


                                                            January 31,             November 1,
                                                                1999                   1998
                                                        -----------------      ------------------
Raw materials.........................................     $14,028,538             $14,529,822
Work in process.......................................       8,039,031               8,896,248
Finished products.....................................      25,662,252              24,322,216
                                                           -----------             -----------
                                                           $47,729,821             $47,748,286
                                                        =================      ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


     The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:



                                                                              Percent of Net Sales
                                                                              Thirteen Weeks Ended
                                                                               ("First Quarter")
                                                                    ------------------------------------
                                                                        January 31,          February 2,
                                                                           1999                 1998
                                                                    ---------------      ---------------
Net sales.....................................................                100.0%               100.0%
Cost of sales.................................................                 46.1                 42.2
                                                                     --------------      ---------------
Gross profit..................................................                 53.9                 57.8
Selling, general and administrative expenses..................                 41.1                 35.2
                                                                     --------------      ---------------
Operating income..............................................                 12.8                 22.6
Other income..................................................                  0.6                  0.3
                                                                     --------------      ---------------
Income before income taxes....................................                 13.4                 22.9
Income taxes..................................................                  5.5                  9.6
                                                                     --------------      ---------------
Net income....................................................                  7.9%                13.3%
                                                                    ===============      ===============

First Quarter Fiscal 1999 Compared to First Quarter Fiscal 1998

     Net sales for the first quarter of fiscal 1999 increased by $4,628,000, or 6.7% over the first quarter of fiscal 1998. This increase was principally attributable to (i) an increase in sales by Company owned retail stores of $3,686,000, due in part to the expansion of the Las Vegas boutique which was completed in May 1998, increased sales for the New York boutique and the addition of one retail boutique and one outlet store since the beginning of the first quarter of fiscal 1998, (ii) an increase in sales of $2,111,000 recorded by Amen Wardy Home Stores, LLC, a 51 percent owned subsidiary which commenced operations during the fourth quarter of fiscal 1997 and (iii) an increase in international sales of $441,000, which includes the sales of St. John Company, Ltd., a majority owned subsidiary which commenced operations in Japan during the fourth quarter of fiscal 1997. These increases were offset by a decrease in sales to existing domestic retail customers. Net sales increased primarily as a result of increased unit sales of various product lines.

     Gross profit for the first quarter of fiscal 1999 decreased by $219,000, or 0.6% as compared with the first quarter of fiscal 1998, and decreased as a percentage of net sales to 53.9% from 57.8%. This decrease in the gross profit margin was primarily due to a decrease in the gross profit margin for the Knitwear line, as a result of increased production costs which were not offset by a corresponding increase in the selling price. This increase in the production costs was due in part to the reevaluation of the Company's quality control program and the related procedures which were implemented during the second half of fiscal 1998.

     Selling, general and administrative expenses for the first quarter of fiscal 1999 increased by $5,942,000, or 24.6% over the first quarter of fiscal 1998, and increased as a percentage of net sales to 41.1% from 35.2%. This increase was primarily due to an increase in the costs incurred by the Company to promote and market its products to its major customers and costs incurred related to the start-up of the new home furnishing division, Amen Wardy Home Stores, and also due to costs incurred related to the proposed Agreement and Plan of Merger as described below.

      Operating income for the first quarter of fiscal 1999 decreased by $6,161,000, or 39.5% over the first quarter of fiscal 1998. Operating income as percentage of net sales decreased to 12.8% from 22.6% during the same period. This decrease in the operating income as a percentage of net sales was due to the decrease in the gross profit margin and an increase in selling, general and administrative expenses as a percentage of net sales.

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first quarter of fiscal 1999, cash provided by operating activities was $19,012,000. Cash provided by operating activities was primarily generated by net income, a decrease in accounts receivable and an increase in income taxes payable, while cash used in operating activities was primarily used to fund the decrease in accounts payable. Cash used in investing activities was $5,308,000 during the first quarter of fiscal 1999. The principal use of cash in investing activities was for the (i) construction of leasehold improvements for a new boutique location at South Coast Plaza in Costa Mesa, California, (ii) the completion of leasehold improvements for a new Amen Wardy Home boutique at South Coast Plaza and (iii) costs incurred in connection with the upgrade of the Company's computer systems.

     The Company anticipates purchasing property and equipment of approximately $14,000,000 during the remainder of fiscal 1999. The estimated $14,000,000 will be used principally for (i) upgrades to the Company's computer systems, (ii) the purchase of computerized knitting machines and (iii) the construction of leasehold improvements for a new boutique location in Hawaii and one additional new boutique location.

     As of January 31, 1999, the Company had $92,458,000 in working capital and $28,673,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25,000,000 bank line of credit ("Line of Credit") which expires on March 1, 2000. The Line of Credit is unsecured and borrowings thereunder bear interest at the Company's choice of the bank's reference rate minus 0.25% (7.75% at January 31, 1999) or an offshore rate plus 1.5%. The availability of funds under the Line of Credit is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a minimum quick ratio, a minimum tangible net worth and a maximum ratio of total liabilities to tangible net worth. The Company may not declare or pay any dividends if the Company fails to perform its obligations under, or fails to meet the conditions of, the Line of Credit or if payment of the dividend creates a default under the Line of Credit. As of January 31, 1999, no amounts were outstanding under the Line of Credit. The Company invests its excess funds primarily in a money market fund, investment grade commercial paper and tax exempt municipal bonds.

     The Company believes it will be able to finance its working capital and capital expenditure requirements for the foreseeable future with internally generated funds. However, if the transactions contemplated by the Agreement and Plan of Merger described below are consummated, the Company believes it will also use its revolving credit facility to help finance such requirements.

     The Company declared a quarterly cash dividend of $0.025 per share on December 16, 1998 which was paid on February 17, 1999 to shareholders of record on January 15, 1999. On March 12, 1999, the Company declared another quarterly cash dividend of $0.025 per outstanding share to be paid on May 6, 1999 to shareholders of record on April 8, 1999. Future dividends by the Company remain subject to limitations under applicable law and other factors the Board of Directors deem relevant, including results of operations, financial condition and capital requirements.

Stock Repurchase Plan

      The Board of Directors authorized a stock repurchase plan on August 26, 1998. This repurchase program allows the purchase of up to one million shares of the Company's common stock. During the first quarter of fiscal 1999, the Company did not make any purchases of its common stock.

Agreement and Plan of Merger

     On February 2, 1999, the Company signed a definitive merger agreement between the Company and a group consisting of an affiliate of Vestar Capital Partners and the Company's founder, Chairman and Chief Executive Officer Bob Gray and his family. Under the terms of the agreement, approximately 97 percent of the Company's outstanding common stock will be converted in a series of merger transactions into the right to receive $30 per share in cash. Pursuant to an election and pro-ration process, the remaining shares of the Company will be retained by existing public shareholders, other than the Grays, and will represent approximately 7 percent of the common stock of the reorganized company following the transaction. Vestar, through its affiliates, has agreed to provide approximately $154 million of equity financing. In addition, The Chase Manhattan Bank and Chase Securities Inc. have agreed to arrange an additional $315 million of long-term debt and a $25 million revolving credit facility to help finance the transaction. The completion of the transaction depends on the satisfaction of customary conditions, including the receipt of financing, Company shareholder approval and regulatory approvals. Although the

Company cannot be certain whether or when any of the conditions to the transaction will be satisfied or that the Company will complete the transaction, the Company anticipates completing the transaction late in the second calendar quarter of 1999.

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

     The Company is continuing to monitor the impact of Year 2000 issues on its information and non-information technology systems. As part of this process, the Company retained the services of an independent contractor with experience in analyzing and addressing Year 2000 issues. In addition, the Company developed a five-phased plan with respect to the Year 2000 readiness of its internal technology systems. This plan involves (i) creating awareness inside the Company of Year 2000 issues, (ii) analyzing the Company's Year 2000 state of readiness, (iii) correcting systems or acquiring new ones as needed, (iv) testing the corrected or new systems and (v) incorporating the corrected or new systems into the Company's business. The Company has substantially completed all five phases of the plan.

     The Company has also developed a plan to address the impact that Year 2000 issues of its vendors and customers may have on the Company's operations. The Company is currently finalizing its evaluation of the materiality of its vendor and customer relationships and has initiated communications with certain of its significant vendors and customers to identify and minimize disruptions to the Company's operations and to assist in resolving Year 2000 issues. The Company has substantially completed its evaluation; however there can be no assurances that such plan will be completed by the estimated date or that the systems and products of other companies on which the Company relies will not have an adverse effect on the Company's business, operations or financial condition. In the event that satisfactory completion of the Company's Year 2000 evaluation of its vendors and customers is not assured by the end of fiscal 1999, the Company intends to determine appropriate contingency plans.

     As of January 31, 1999, the Company had incurred approximately $327,000 in costs related to the Year 2000 issue. The Company believes that additional costs related to the Year 2000 issue will not be material to the Company's business, operations or financial condition. However, estimates of Year 2000 related costs are based on numerous assumptions and there is no certainty that estimates will be achieved and actual costs could be materially greater than anticipated. The Company anticipates that it will fund its additional Year 2000 costs from current working capital.

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the Company's anticipated purchases of property and equipment during the remainder of fiscal 1999, (ii) the Company's belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds, (iii) the Company's anticipated completion of its Year 2000 readiness plans, (iv) the costs and source of funds to address the Company's Year 2000 issues and (v) the Company's anticipated completion of the proposed merger transaction.

     These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: (i) the financial strength of the retail industry and the level of consumer spending for apparel and accessories, (ii) the Company's ability to develop, market and sell its products, (iii) increased competition from other manufacturers and retailers of women's clothing and accessories, (iv) general economic conditions, (v) any unanticipated problems or delays in the completion by the Company to become Year 2000 ready or the failure of the Company's vendors or customers to do so and (vi) the satisfaction of the conditions to the completion of the proposed merger transaction.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     The primary business objective of this hedging program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are entered into at the time the Company prices its products. The Company's primary exposure to foreign exchange fluctuation is on the deutsche mark. At January 31, 1999, the Company had contracts maturing through November 30, 1999 to sell 8.0 million deutsche marks at rates ranging from 1.66 to 1.77 deutsche marks to the U.S. dollar.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits required by Item 601 of Regulation S-K.

      None

 (b)  Reports on Form 8-K.

1. On November 12, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that the Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of Common Stock to shareholders of record on November 4, 1998.

2. On December 14, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that, on December 8, 1998, the Board of Directors of the Company formed an independent committee to evaluate a definitive proposal from Company founder, Chairman and Chief Executive Officer Bob Gray and his family to buy the Company's outstanding shares not owned by the Gray family for $28 per share in cash.

3. On December 15, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that, on December 11, 1998, the Board of Directors added Robert Davis, Daniel Thomas Reiner and Mark R. Goldston to three newly created positions on the Board of Directors.

4. On January 19, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that, on December 30, 1998, the Company received an extension of the expiration date of the purchase offer from Bob Gray and Vestar Capital Partners from December 31, 1998 to January 15, 1999.

5. On January 19, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that Executive Vice President David C. Frankel resigned from the Company.

6. On January 19, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that, on January 14, 1999, the Company received an extension of the expiration date of the purchase offer from Bob Gray and Vestar Capital Partners from January 15, 1999 to January 22, 1999.

7. On January 26, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that, on January 21, 1999, the Company received an extension of the expiration date of the purchase offer from Bob Gray and Vestar Capital Partners from January 22, 1999 to February 1, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



March 11, 1999
                                              ST. JOHN KNITS, INC.


                                              By: /s/  Bob Gray
                                                 -----------------------------
                                                       Bob Gray
                                                 Chairman of the Board and
                                                  Chief Executive Officer


                                              By: /s/  Roger G. Ruppert
                                                  ----------------------------
                                                     Roger G. Ruppert
                                                Senior Vice President - Finance,
                                                   Chief Financial Officer
                                                 (Principal Financial Officer)

                                 EXHIBIT INDEX


  Exhibit                                                                               Sequentially
  Number                             Description of Exhibit                             Numbered Page
 ---------                         -------------------------                           ---------------
  27.1          Financial Data Schedule