Form 10-Q
period 1999-05-02
ST JOHN KNITS INC
filed 1999-06-09
CIK 896100

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 1999

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

                              Yes [X]     No [_]


The number of outstanding shares of registrant's Common Stock, no par value, was 16,618,480 shares as of June 4, 1999.

================================================================================

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                             ST. JOHN KNITS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                             May 2,        November 1,
                                                              1999            1998
                                                          ------------    ------------
                                                           (unaudited)
                        ASSETS
                        ------
Current assets:
   Cash and cash equivalents...........................   $ 28,839,156    $ 14,336,872
   Investments.........................................      1,194,149       1,175,427
   Accounts receivable, net............................     34,695,688      35,562,189
   Inventories.........................................     46,159,151      47,748,286
   Deferred income tax benefit.........................      7,743,961       7,743,961
   Other...............................................      2,605,733       2,377,352
                                                          ------------    ------------
      Total current assets.............................    121,237,838     108,944,087
                                                          ------------    ------------
Property and equipment:
   Machinery and equipment.............................     48,410,836      47,023,808
   Leasehold improvements..............................     33,620,602      30,691,098
   Buildings...........................................     17,918,427      17,883,700
   Furniture and fixtures..............................      6,702,519       6,462,833
   Land................................................      5,786,857       5,786,857
   Construction in progress............................      2,168,124         666,481
                                                          ------------    ------------
                                                           114,607,365     108,514,777
   Less--Accumulated depreciation and amortization.....     43,860,566      38,627,543
                                                          ------------    ------------
                                                            70,746,799      69,887,234
                                                          ------------    ------------
Other assets...........................................      3,488,435       3,558,347
                                                          ------------    ------------
                                                          $195,473,072    $182,389,668
                                                          ============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
   Accounts payable....................................   $  4,251,458    $  8,303,874
   Accrued expenses....................................     11,827,047      11,329,773
   Income taxes payable................................      3,739,693         120,657
                                                          ------------    ------------
      Total current liabilities........................     19,818,198      19,754,304
                                                          ------------    ------------
Long-term debt.........................................        284,638         407,599
                                                          ------------    ------------
Minority interest......................................        653,935         653,435
                                                          ------------    ------------
Shareholders' equity:
   Preferred Stock, no par value: Authorized--2,000,000
     shares, issued and outstanding--none..............             --              --
   Common Stock, no par value: Authorized--40,000,000
     shares, issued and outstanding--16,584,815 and
     16,579,484 shares, respectively...................        502,799         502,799
   Unrealized loss on securities.......................        (27,624)        (27,504)
   Cumulative translation adjustment...................         21,358         197,249
   Additional paid-in capital..........................     17,937,533      17,882,672
   Retained earnings...................................    156,282,235     143,019,114
                                                          ------------    ------------
                                                           174,716,301     161,574,330
                                                          ------------    ------------
                                                          $195,473,072    $182,389,668
                                                          ============    ============

                            See accompanying notes.

                             ST. JOHN KNITS, INC.
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                    Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                 --------------------------    ----------------------------
                                                    May 2,         May 3,         May 2,          May 3,
                                                     1999           1998           1999            1998
                                                 -----------    -----------    ------------    ------------
                                                        (unaudited)                    (unaudited)
Net sales....................................    $78,237,040    $69,805,532    $151,625,553    $138,566,509
Cost of sales................................     32,956,813     28,929,281      66,785,899      57,912,169
                                                 -----------    -----------    ------------    ------------
Gross profit.................................     45,280,227     40,876,251      84,839,654      80,654,340
Selling, general and administrative expenses.     31,631,192     25,198,783      61,766,038      49,391,546
                                                 -----------    -----------    ------------    ------------
Operating income.............................     13,649,035     15,677,468      23,073,616      31,262,794
Other income.................................        404,579        404,096         830,974         632,231
                                                 -----------    -----------    ------------    ------------
Income before income taxes...................     14,053,614     16,081,564      23,904,590      31,895,025
Income taxes.................................      5,785,715      6,335,116       9,812,395      12,928,410
                                                 -----------    -----------    ------------    ------------
Net income...................................      8,267,899      9,746,448      14,092,195      18,966,615
                                                 -----------    -----------    ------------    ------------
Comprehensive income, net of tax:
   Foreign currency translation adjustments..        (35,806)       (32,645)       (103,776)        (70,225)
   Unrealized loss on securities.............            919             --             (71)             --
                                                 -----------    -----------    ------------    ------------
Comprehensive income.........................    $ 8,233,012    $ 9,713,803    $ 13,988,348    $ 18,896,390
                                                 ===========    ===========    ============    ============

Net income per common share:
     Basic...................................    $      0.50    $      0.58    $       0.85    $       1.14
                                                 ===========    ===========    ============    ============
     Diluted.................................    $      0.49    $      0.57    $       0.83    $       1.11
                                                 ===========    ===========    ============    ============
Dividends per share..........................    $     0.025    $     0.025    $       0.05    $       0.05
                                                 ===========    ===========    ============    ============
Shares used in the calculation of net income
  per share:
     Basic...................................     16,581,629     16,728,923      16,581,043      16,687,010
                                                 ===========    ===========    ============    ============
     Diluted.................................     17,006,748     17,171,117      16,982,678      17,115,348
                                                 ===========    ===========    ============    ============

                            See accompanying notes.

                             ST. JOHN KNITS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Twenty-Six Weeks Ended
                                                              -----------------------------
                                                               May 2, 1999     May 3, 1998
                                                              -------------   -------------
                                                                       (unaudited)
Cash flows from operating activities:
  Net income.................................................  $14,092,195    $ 18,966,615
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization............................    6,687,151       5,335,153
    Loss on disposal of property and equipment...............      355,664         325,708
    Partnership losses.......................................      136,836         169,593
    Minority interest in income of consolidated subsidiaries.          500          43,896
    Decrease in accounts receivable..........................      866,501       5,285,096
    (Increase) decrease in inventories.......................    1,589,135      (8,456,690)
    (Increase) decrease in other current assets..............     (228,381)        146,478
    (Increase) decrease in other assets......................     (272,472)         49,485
    Decrease in accounts payable.............................   (4,052,416)     (3,868,439)
    Increase (decrease) in accrued expenses..................      497,274      (1,107,990)
    Increase (decrease) in income taxes payable..............    3,619,036      (1,600,165)
                                                               -----------    ------------
        Net cash provided by operating activities............   23,291,023      15,288,740
                                                               -----------    ------------
Cash flows from investing activities:
    Proceeds from sale of property and equipment.............      120,000             250
    Purchase of property and equipment.......................   (7,869,832)    (12,123,612)
    Purchase of short-term investments.......................      (18,722)       (124,770)
    Capital distributions from partnership...................       53,000          46,000
                                                               -----------    ------------
        Net cash used in investing activities................   (7,715,554)    (12,202,132)
                                                               -----------    ------------
Cash flows from financing activities:
    Issuance of common stock.................................       54,861       1,718,034
    Dividends paid...........................................     (829,074)     (1,250,137)
    Principal payments on long-term debt.....................     (122,961)             --
                                                               -----------    ------------
        Net cash provided by (used in) financing activities..     (897,174)        467,897
                                                               -----------    ------------
Effect of exchange rate changes..............................     (175,891)       (118,025)
                                                               -----------    ------------
Unrealized loss on securities................................         (120)             --
                                                               -----------    ------------
Net increase in cash and cash equivalents....................   14,502,284       3,436,480
Beginning balance, cash and cash equivalents.................   14,336,872      14,266,564
                                                               -----------    ------------
Ending balance, cash and cash equivalents....................  $28,839,156    $ 17,703,044
                                                               ===========    ============
Supplemental disclosures of cash flow information:
    Cash received during the twenty-six weeks for
      interest income........................................  $   595,020    $    729,357
                                                               ===========    ============
    Cash paid during the twenty six weeks for:
        Interest expense.....................................  $     5,754    $        331
                                                               ===========    ============
        Income taxes.........................................  $ 7,575,555    $ 13,759,408
                                                               ===========    ============

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

  b.  Definition of Fiscal Year

    The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were May 2, 1999 and May 3, 1998.

3.  Dividends

    The Company declared a quarterly dividend of $0.025 per share on March 12, 1999 for all shareholders of record on April 8, 1999. The dividend was paid on May 6, 1999. On June 8, 1999, the Company declared another quarterly cash dividend of $0.025 per outstanding share to be paid on July 22, 1999 to shareholders of record on June 24, 1999.

4.  Earnings Per Share

    The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". Under SFAS No. 128, basic earnings per share includes the weighted average number of common shares outstanding during the period and excludes the dilutive effect of common stock equivalents, including stock options. Diluted earnings per share includes all dilutive items. Dilution is calculated based upon the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market price during the period.

5.  Comprehensive Income

    The Company has adopted SFAS No. 130 "Reporting Comprehensive Income" during the first quarter of fiscal 1999. This statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

6.  Deferred Compensation

    In accordance with the employment agreement between the Company and Bob Gray, the Company's Chairman and CEO, a portion of the annual salary payable to Bob Gray is being deferred. The deferred portion of the compensation is being paid into an irrevocable "rabbi" trust. The deferred compensation is recorded as an expense at the time it is paid. At May 2, 1999, the balance in the trust and the corresponding liability were approximately $2 million and are not reflected in the Consolidated Balance Sheets.

7.  Inventories

    A summary of the components of inventories is as follows:

                                                       May 2,       November 1,
                                                        1999           1998
                                                    ------------   -------------
        Raw materials.............................   $12,994,257    $14,529,822
        Work in process...........................     9,571,768      8,896,248
        Finished products.........................    23,593,126     24,322,216
                                                     -----------    -----------
                                                     $46,159,151    $47,748,286
                                                     ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                    Percent of Net Sales    Percent of Net Sales
                                                    Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                                     ("Second Quarter")        ("Six Months")
                                                    --------------------   ----------------------
                                                      May 2,     May 3,      May 2,      May 3,
                                                       1999       1998        1999        1998
                                                    ---------   --------   ----------  ----------
Net sales.........................................    100.0%      100.0%      100.0%      100.0%
Cost of sales.....................................     42.1        41.4        44.0        41.8
                                                      -----       -----       -----       -----
Gross profit......................................     57.9        58.6        56.0        58.2
Selling, general and administrative expenses......     40.4        36.1        40.7        35.6
                                                      -----       -----       -----       -----
Operating income..................................     17.5        22.5        15.3        22.6
Other income......................................      0.5         0.6         0.5         0.5
                                                      -----       -----       -----       -----
Income before income taxes........................     18.0        23.1        15.8        23.1
Income taxes......................................      7.4         9.1         6.5         9.3
                                                      -----       -----       -----       -----
Net income........................................     10.6%       14.0%        9.3%       13.8%
                                                      =====       =====       =====       =====

Second Quarter Fiscal 1999 Compared to Second Quarter Fiscal 1998

    Net sales for the second quarter of fiscal 1999 increased by $8,432,000, or 12.1% over the second quarter of fiscal 1998. This increase was principally attributable to (i) an increase in sales by Company owned retail stores of approximately $4,189,000, due in part to the expansion of the Las Vegas boutique, which was completed in May 1998, and the addition of one retail boutique in Scottsdale, Arizona and one outlet store since the beginning of the second quarter of fiscal 1998, (ii) an increase in sales of approximately $1,440,000 recorded by Amen Wardy Home Stores, LLC, which commenced operations during the fourth quarter of fiscal 1997 ("Amen") and (iii) an increase in international sales of $1,393,000, which includes the sales of St. John Company, Ltd., a majority owned subsidiary which commenced operations in Japan during the fourth quarter of fiscal 1997 ("St. John Company"). Net sales increased primarily as a result of increased unit sales of various product lines.

    Gross profit for the second quarter of fiscal 1999 increased by $4,404,000, or 10.8%, as compared with the second quarter of fiscal 1998, and decreased as a percentage of net sales to 57.9% from 58.6%. This decrease in the gross profit margin was primarily due to a decrease in the gross margin for the Knitwear line, due to increased production costs, which were not offset by a corresponding increase in the selling price. In addition, the gross profit margin was reduced by lower gross profit margins recorded by Amen, due to markdowns reported at the stores which were being closed.

    Selling, general and administrative expenses for the second quarter of fiscal 1999 increased by $6,432,000, or 25.5% over the second quarter of fiscal 1998, and increased as a percentage of net sales to 40.4% from 36.1%. This increase was primarily due to expenses incurred by the Company to advertise and market its product lines and non-recurring expenses incurred in connection with resolving the Amen litigation (see Part II, Item 1 below) and the closure of three Amen stores located in Dallas, Palm Beach and Boston.

    Operating income for the second quarter of fiscal 1999 decreased by $2,028,000, or 12.9% over the second quarter of fiscal 1998. Operating income as percentage of net sales decreased to 17.5% from 22.5% during the same period. This decrease in the operating income as a percentage of net sales was due to the decrease in the gross profit margin and an increase in selling, general and administrative expenses as a percentage of net sales.

First 26 Weeks Fiscal 1999 Compared to First 26 Weeks Fiscal 1998

    Net sales for the first 26 weeks of fiscal 1999 increased by $13,059,000, or 9.4% over the first 26 weeks of fiscal 1998. This increase was principally attributable to (i) an increase in sales by Company owned retail stores of approximately $7,875,000, due in part to the expansion of the Las Vegas boutique, which was completed in May 1998, and the addition of one retail boutique in Scottsdale, Arizona and one outlet store since the beginning of fiscal 1998, (ii) an increase in sales of approximately $3,552,000 recorded by Amen and (iii) an increase in international sales of $1,834,000, which includes the sales of St. John Company. These increases were offset by a net decrease of $202,000 in sales to existing domestic retail customers, primarily due to the discontinuance of the SJK line. Net sales increased primarily as a result of increased unit sales of various product lines.

    Gross profit for the first 26 weeks of fiscal 1999 increased by $4,185,000, or 5.2% as compared with the first 26 weeks of fiscal 1998, and decreased as a percentage of net sales to 56.0% from 58.2%. This decrease in the gross profit margin was primarily due to a decrease in the gross margin for the Knitwear line, due to increased production costs, which were not offset by a corresponding increase in the selling price. This increase in the production costs was due in part to the reevaluation of the Company's quality control program and the related procedures which were implemented during the second half of fiscal 1998. In addition, the gross profit margin was reduced by lower gross profit margins recorded by Amen, due to markdowns reported at the stores which were being closed.

    Selling, general and administrative expenses for the first 26 weeks of fiscal 1999 increased by $12,374,000, or 25.1% over the first 26 weeks of fiscal 1998, and increased as a percentage of net sales to 40.7% from 35.6%. This increase was primarily due to (i) an increase in selling expenses due to increased costs of promoting its products to its major customers, (ii) non-recurring expenses incurred in connection with resolving the Amen litigation and the closure of three Amen stores and (iii) an increase in sales, marketing, design and administrative personnel expenses.

    Operating income for the first 26 weeks of fiscal 1999 decreased by $8,189,000, or 26.2% over the first 26 weeks of fiscal 1998. Operating income as percentage of net sales decreased to 15.3% from 22.6% during the same period. This decrease in the operating income as a percentage of net sales was due to the decrease in the gross profit margin and an increase in selling, general and administrative expenses as a percentage of net sales.

Liquidity and Capital Resources

    The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first 26 weeks of fiscal 1999, cash provided by operating activities was $23,291,000. Cash provided by operating activities was primarily generated by net income, an increase in income taxes payable and a decrease in inventories, while cash used in operating activities was primarily used to fund the decrease in accounts payable. Cash used in investing activities was $7,716,000 during the first 26 weeks of fiscal 1999. The principal use of cash in investing activities was for the (i) construction of leasehold improvements for a new boutique location at South Coast Plaza in Costa Mesa, California, (ii) costs incurred in connection with the upgrade of the Company's computer systems and (iii) the completion of leasehold improvements for a new home furnishing boutique at South Coast Plaza.

    The Company anticipates purchasing property and equipment of approximately $11,000,000 during the remainder of fiscal 1999. The estimated $11,000,000 will be used principally for (i) continued upgrades to the Company's computer systems, (ii) the purchase of computerized knitting machines and (iii) the construction of leasehold improvements to expand the Boston boutique, move the Hawaii boutique to a new location and open one additional new boutique.

    As of May 2, 1999, the Company had approximately $101,420,000 in working capital and $30,033,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25,000,000 bank line of credit ("Line of Credit") which expires on March 1, 2000. The Line of Credit is unsecured and borrowings thereunder bear interest at the Company's choice of the bank's reference rate minus 0.25% (7.75% at May 2, 1999) or an offshore rate plus 1.5%. The availability of funds under the Line of Credit is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a minimum quick ratio, a minimum tangible net worth and a maximum ratio of total liabilities to tangible net worth. The Company may not declare or pay any dividends if the Company fails to perform its obligations under, or fails to meet the conditions of, the Line of Credit or if payment of the dividend creates a default under the Line of Credit. As of May 2, 1999, no amounts were outstanding under the Line of Credit. The Company invests its excess funds primarily in a money market fund, investment grade commercial paper and tax exempt municipal bonds.

    The Company believes it will be able to finance its working capital and capital expenditure requirements for the foreseeable future with internally generated funds. However, if the transactions contemplated by the Agreement and Plan of Merger described below are consummated, the Company believes it will also use its revolving credit facility to help finance such requirements.

    The Company declared a quarterly cash dividend of $0.025 per share on March 12, 1999 which was paid on May 6, 1999 to shareholders of record on April 8, 1999. On June 8, 1999, the Company declared another quarterly cash dividend of $0.025 per outstanding share to be paid on July 22, 1999 to shareholders of record on June 24, 1999. Future dividends by the Company remain subject to limitations under applicable law and other factors the Board of Directors deems relevant, including results of operations, financial condition and capital requirements. If the transactions contemplated by the Agreement and Plan of Merger are consummated, the Company anticipates that it will not pay any further dividends on its common stock.

Stock Repurchase Plan

    The Board of Directors authorized a stock repurchase plan on August 26, 1998. This repurchase program allows the purchase of up to one million shares of the Company's common stock. During the first 26 weeks of fiscal 1999, the Company did not make any purchases of its common stock.

Agreement and Plan of Merger

    On February 2, 1999, the Company signed a definitive merger agreement between the Company and a group consisting of an affiliate of Vestar Capital Partners ("Vestar") and the Company's founder, Chairman and Chief Executive Officer Bob Gray and his family. Under the terms of the agreement, approximately 97% of the Company's outstanding common stock will be converted in a series of merger transactions into the right to receive $30 per share in cash. Pursuant to an election and pro-ration process, the remaining shares of the Company will be retained by existing public shareholders, other than the Grays, and will represent approximately 7% of the common stock of the reorganized company following the transaction. Vestar, through its affiliates, has agreed to provide approximately $154,000,000 of equity financing. In addition, The Chase Manhattan Bank and Chase Securities Inc. have agreed to arrange an additional $315,000,000 of long-term debt to help finance the transaction and a $25,000,000 revolving credit facility. The completion of the transaction depends on the satisfaction of customary conditions, including the receipt of financing, Company shareholder approval and regulatory approvals. Although the Company cannot be certain whether or when any of the conditions to the transaction will be satisfied or that the Company will complete the transaction, the Company anticipates completing the transaction early in the third calendar quarter of 1999.

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

    The Company has also developed a plan to address the impact that Year 2000 issues of its vendors and customers may have on the Company's operations. The Company is finalizing its evaluation of the materiality of its vendor and customer relationships and has initiated communications with certain of its significant vendors and customers to identify and minimize disruptions to the Company's operations and to assist in resolving Year 2000 issues. The Company has substantially completed its evaluation; however there can be no assurances that the Year 2000 compliance efforts will be successful or that the systems and products of other companies on which the Company relies will not have an adverse effect on the Company's business, operations or financial condition. In the event that satisfactory completion of the Company's Year 2000 evaluation of its vendors and customers is not assured by the end of fiscal 1999, the Company intends to determine appropriate contingency plans.

    As of May 2, 1999, the Company had incurred approximately $432,000 in costs related to the Year 2000 issue. The Company believes that additional costs related to the Year 2000 issue will not be material to the Company's business, operations or financial condition. However, estimates of Year 2000 related costs are based on numerous assumptions and there is no certainty that estimates will be achieved, and actual costs could be materially greater than anticipated. The Company anticipates that it will fund its additional Year 2000 costs from current working capital.

Forward Looking Statements

    This Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the Company's anticipated purchases of property and equipment during the remainder of fiscal 1999, (ii) the Company's belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds and, if the transactions contemplated by the Agreement and Plan of Merger are consummated, the Company's belief that it will also use its revolving credit facility to help finance such requirements, (iii) the Company's anticipated completion of its Year 2000 readiness plans, (iv) the costs and source of funds to address the Company's Year 2000 issues and (v) the Company's anticipated completion of the proposed merger transaction.

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

    The primary business objective of this hedging program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are entered into at the time the Company prices its products. The Company's primary exposure to foreign exchange fluctuation is on the deutsche mark. At May 2, 1999, the Company had contracts maturing through November 30, 1999 to sell 5.8 million deutsche marks at rates ranging from 1.66 to 1.76 deutsche marks to the U.S. dollar.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company is party to certain legal proceedings, which are described in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended November 1, 1998 filed with the Securities and Exchange Commission on January 29, 1999 and February 26, 1999, respectively. During the second quarter of fiscal 1999, the following developments occurred with respect to certain of these legal proceedings:

Amen Wardy Home Stores

    On October 5, 1998, Amen Wardy, Jr. filed a complaint against the Company, Amen Wardy Home Stores, LLC ("AWHS"), Robert E. Gray, Marie St. John Gray, Kelly
A. Gray, Black and Co. Inc. and Jennifer Black in the Superior Court of the County of Orange (Wardy Jr. v. St. John Knits, Inc., et al.) (the "Wardy, Jr. Action"). On November 17, 1998, AWH Direct, Inc. filed a derivative complaint against AWHS, the Company, Robert E. Gray, Marie St. John Gray, Kelly A. Gray, David A. Krinsky and David C. Frankel in the Superior Court of California, County of Orange (AWH Direct, LLC v. Amen Wardy Home Stores, LLC, et al.) (the "AWH Direct Action"). These actions are more fully described in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended November 1, 1998 filed with the Securities and Exchange Commission on January 29, 1999 and February 26, 1999, respectively.

    The Wardy Jr. Action and the AWH Direct Action were settled pursuant to a Memorandum of Understanding between the parties dated April 1, 1999 and a subsequent Settlement Agreement and Mutual General Release dated April 30, 1999. As part of the settlement, the Company paid certain legal fees of the plaintiffs and transferred the AWHS boutique in Las Vegas to an affiliate of Amen Wardy, Jr. In addition, as part of the settlement, AWHS became a wholly owned subsidiary of the Company and the name of the entity was changed to "St. John Home, LLC". Pursuant to the settlement, the Wardy Jr. Action was dismissed with prejudice on May 11, 1999 and the AWH Direct Action was dismissed with prejudice on May 5, 1999.

Proposed Buy-Out Litigation

    The Company is party to six lawsuits that allege claims against the Company's directors for breach of fiduciary duty alleged to have arisen from the transactions contemplated by the Agreement and Plan of Merger, described above. All of these lawsuits were filed in the Superior Court of the State of California for the County of Orange. The principal relief sought in the six actions is certification of the putative class, an injunction against the mergers or, to the extent the mergers are concluded, a rescission of the mergers and damages and attorneys' fees in an unspecified amount. These six lawsuits were consolidated into one lawsuit on February 24, 1999. These actions are more fully described in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended November 1, 1998 filed with the Securities and Exchange Commission on January 29, 1999 and February 26, 1999, respectively.

    On April 15, 1999, the plaintiffs in the lawsuit filed a motion for preliminary injunction seeking to prevent the mergers from proceeding. The preliminary injunction motion was heard by the California state court on April 28, 1999. On April 30, 1999, the court denied the plaintiffs' preliminary injunction motion. In denying the plaintiffs' request, the court ruled that the plaintiffs had not shown a "reasonable probability" that they could succeed in proving at trial that the $30 per share offer in the mergers is unfair. Similarly, the court ruled that the plaintiffs were unlikely to show that the special committee of the Company's Board of Directors lacked true independence or failed to "shop" the Company adequately to other buyers.

    While declining to grant the preliminary injunction, the court imposed a constructive trust which prevents Robert E. Gray, Marie Gray and Kelly A. Gray from receiving in the mergers any amount for their Company shares in excess of $30 per share until a full trial on the merits is held. Prior to the determination of the final, definitive terms of the stock options to be granted to the Grays after the mergers, the plaintiffs had argued that these options represent additional consideration for the Grays' Company shares. It is the Company's belief that these employee stock options represent compensation for the Grays' services as officers of the reorganized company after the mergers and are not additional consideration for their Company shares.

    The court also imposed a constructive trust preventing Messrs. Gadbois and Krinsky, directors of the Company, from exercising options that were repriced by the board in September 1998 until a full trial on the merits is held. It is the Company's belief that the September 1998 option repricing was not improper. The repricing was consistent with the repricing of options held by key employees of the Company, excluding the Grays, and occurred on September 15, 1998, which was nearly two months in advance of Vestar's first meeting with the Grays.

    In imposing the constructive trusts, the court indicated that the plaintiffs had shown a "reasonable probability" that they could succeed at trial in proving that the Company directors breached their fiduciary duties with respect to the repricing of the director options and the alleged preferential treatment of the Grays to the extent that the Grays receive a higher price for their shares than the public shareholders in the mergers. The Company intends to continue to contest vigorously the plaintiffs' allegations in this lawsuit, including any request by the plaintiffs for the imposition of a constructive trust after a full trial on the merits is held.

    The Company is unable to estimate the outcome of these matters or any potential liabilities it may incur. The Company expects to incur legal and other defense costs as a result of such proceedings in an amount which it cannot currently estimate. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve payment of significant amounts, which could have an adverse impact on the Company's business, financial condition, results of operations and cash flows.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits required by Item 601 of Regulation S-K.

       27.1  Financial Data Schedule

  (b)  Reports on Form 8-K.

       1. On February 4, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that, on January 31, 1999, the Company received an extension of the expiration date of the purchase offer from Bob Gray and Vestar Capital Partners from February 1, 1999 to February 2, 1999.

       2. On February 8, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that, on February 2, 1999, the Company entered into a definitive agreement with Vestar Capital Partners and the Gray family to purchase 97% of the Company's outstanding common stock.

       3. On February 12, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that the Company had appointed Peter Buonocore as CEO of Amen Wardy Home Stores.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


June 4, 1999                                ST. JOHN KNITS, INC.


                                       By:             /s/ Bob Gray
                                             ---------------------------------
                                                          Bob Gray
                                                 Chairman of the Board and
                                                  Chief Executive Officer


                                       By:          /s/ Roger G. Ruppert
                                             ---------------------------------
                                                       Roger G. Ruppert
                                              Senior Vice President--Finance,
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit                                                            Sequentially
Number                      Description of Exhibit                 Numbered Page
-------                     ----------------------                 -------------
 27.1       Financial Data Schedule